Form 10-K
period 1993-12-31
TRINOVA CORP
filed 1994-03-18
CIK 59198

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993

Commission File No. 1-924


                             TRINOVA CORPORATION
            (Exact name of registrant as specified in its charter)


         Ohio                                               34-4288310
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

      3000 Strayer, Maumee, Ohio                            43537-0050
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code: (419) 867-2200


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered

Common Shares, $5.00 Par Value                  Frankfurt Stock Exchange
                                                Midwest Stock Exchange
                                                New York Stock Exchange
                                                Pacific Stock Exchange
                                                The Stock Exchange (London)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                            [Cover page continued]

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of February 22, 1994, was $1,089,387,219.

The number of Common Shares, $5 Par Value, outstanding as of February 22, 1994, was 28,697,879.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the 1993 Annual Report to Security Holders are filed as Exhibit
(13) filed hereto and are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of security holders to be held on April 21, 1994, are incorporated by reference into Part III.












            This document, including exhibits, contains 109 pages.

                      The cover page consists of 2 pages.

                 The Exhibit Index is located on pages 28-30.















                              [End of cover page]

                                    PART I


ITEM 1.  Business.

(a) TRINOVA Corporation ("TRINOVA") is a world leader in the manufacture and distribution of engineered components and systems for industry, sold through its operating companies, Aeroquip Corporation ("Aeroquip") and Vickers, Incorporated ("Vickers"), to the industrial, automotive, and aerospace & defense markets.

       On January 28, 1993, two new directors, Delmont A. Davis, President and Chief Executive Officer of Ball Corporation, and David R. Goode, Chairman of the Board, President and Chief Executive Officer of Norfolk Southern Corporation, were elected to the Board of Directors of TRINOVA.

       On February 25, 1993, Gregory R. Papp was elected Corporate Controller of TRINOVA. Mr. Papp was formerly Vice President and Controller for Aeroquip.

       In the 1993 first quarter, TRINOVA adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). TRINOVA elected to recognize the transition obligation in the 1993 first quarter as the cumulative effect of a change in accounting principle resulting in a non-cash charge to income of $113,229,000 pretax, $70,229,000 after tax, or $2.47 per share for the year.

       On April 15, 1993, A. Paul Funkhouser and Robert M. Schaeberle retired from the Board of Directors of TRINOVA.

       In the 1993 second quarter, TRINOVA recorded a $26 million ($18.2 million after tax, or $.64 per share) provision for severance and other personnel-related costs associated with worldwide work force reductions, primarily focusing on TRINOVA's industrial operations in Europe.

       During the 1993 fourth quarter, TRINOVA recognized a charge of $7 million ($4.7 million after tax, or $.17 per share) to provide for prior years' value-added taxes in Brazil which have been unsuccessfully contested by TRINOVA and for which no provision had been made.

       No business acquisitions were completed in 1993.

       On September 1, 1993, TRINOVA sold the assets, net of certain liabilities, of its plastics compounding business located in Cleveland, Ohio. On December 21, 1993, TRINOVA sold the assets, net of certain liabilities, of its radial piston motor business located in Plymouth, Devon, United Kingdom. These businesses were sold as part of TRINOVA's ongoing program to eliminate businesses and product lines which do not fit its strategies.

(b) "Note 13 - Business Segments" on pages 87-89 of Exhibit (13) filed hereunder is incorporated herein by reference.

(c) A description of the business done and intended to be done by TRINOVA and its subsidiaries in each industry segment follows.

     (1) INDUSTRIAL: Aeroquip manufactures and sells all pressure ranges of hose and fittings; adapters; self-sealing couplings; and molded, extruded and co-extruded plastic products.

       Vickers manufactures and sells hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; servovalves and controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; and filters and fluid evaluation services.

       Principal markets for these products include construction, mining, logging and farm equipment; machine tool; process industries; electrical machinery, refrigeration and air conditioning; appliances and communications equipment; electronics; lift truck; material handling; plant maintenance; and housing and commercial construction. Sales are dispersed geographically across a broad customer base. Products are sold directly to original equipment manufacturers ("OEMs") and through a worldwide network of distributors serving aftermarket and small OEM customers.

       The industrial business is highly competitive in terms of price, quality and service. TRINOVA believes that Aeroquip has significant market position worldwide for industrial hose, fittings, couplings and adapters. TRINOVA also believes that Vickers has significant market position worldwide for mobile and industrial vane pumps, solenoid-operated directional valves, mobile hydraulic control valves for forklift trucks, cartridge valve systems, piston pumps for high-horsepower agricultural tractors, hydraulic tilt-train technology, and utility vehicle hydraulic equipment. TRINOVA serves many customers in the highly diverse and fragmented industrial markets. Due to the diversity of TRINOVA's products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of TRINOVA's product lines.

       The order backlog for the industrial business was $148.4 million as of December 31, 1993, compared to $152.2 million as of December 31, 1992. Substantially all of the December 31, 1993 backlog is expected to be filled in 1994.

       (2) AUTOMOTIVE: Aeroquip manufactures and sells air conditioning, power steering, oil and transmission cooler, and fuel line components and assemblies; body side moldings; bumper nerf strips; fascias; window frames; instrument panels; radio bezels; louvers and trim plates; consoles; engine covers; garnish moldings; bumper beams; engine components; and height sensors.

       The automotive businesses of Aeroquip serve worldwide automobile, light truck and van manufacturers. Products are primarily sold directly to manufacturers. Approximately 51 percent of sales of TRINOVA's automotive business is comprised of worldwide sales made to three major U.S. automobile manufacturers.

       The automotive business is a highly competitive industry in terms of price, quality and service. Aeroquip is a preferred supplier to the major U.S. and European automobile manufacturers. Competition for products in the automotive industry is very fragmented.

       (3) AEROSPACE & DEFENSE: Aeroquip manufactures and sells hose, fittings, couplings, swivels, V-band couplings, fuel-handling products and high-pressure tube fittings.

       Vickers manufactures and sells fixed- and variable-displacement pumps; fuel pumps; hydraulic motors and motor packages; motorpumps and generator packages; high-pressure hydraulic systems; valves and valve packages; electrohydraulic and electromechanical actuators; integrated packages and accessories; AC and DC generators, electric motors and motor packages; and sensors and monitoring devices.

       The aerospace & defense businesses of Aeroquip and Vickers serve worldwide commercial aerospace and military markets including commercial aircraft, air defense, cargo handling, combat and support vehicles, commuter aircraft, engines, marine, military aircraft, military weaponry, missiles and naval machinery. Products are sold directly to OEM businesses and the Government and through a large distributor network. Approximately 19 percent of sales of TRINOVA's aerospace & defense business is comprised of sales made to two major U.S. airframe manufacturers.

       The aerospace & defense business is highly competitive in terms of price, quality and service. TRINOVA believes that Aeroquip has significant market position worldwide for aerospace hose, fittings and quick-disconnect couplings. TRINOVA also believes Vickers has significant market position worldwide for aerospace piston pumps and motors, and lube system diagnostics.

       TRINOVA serves a large number of customers in the diverse and fragmented aerospace and defense markets. Due to the diversity of TRINOVA's products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of TRINOVA's product lines.

       The order backlog for the aerospace & defense business was $278.4 million as of December 31, 1993, compared to $321.6 million as of December 31, 1992. Approximately 30 percent of the December 31, 1993 backlog is not expected to be filled in 1994 because certain contracts require deliveries after 1994. Approximately 24 percent of the December 31, 1993 backlog represents direct Government contracts or subcontracts on Government programs, which are subject to termination for convenience by the Government.

       (4) OTHER INFORMATION: TRINOVA and its subsidiaries are generally not dependent upon any one source for raw materials or purchased components essential to their businesses, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

       Patents owned by TRINOVA are considered important to the conduct of its present businesses. TRINOVA is licensed under a number of patents, none of which are considered material to its businesses. TRINOVA is the owner of a number of U.S. and non-U.S. trademark registrations.

       TRINOVA devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1993, 1992 and 1991, TRINOVA spent a total of $55.3 million, $65.3 million and $74.9 million, respectively, on these efforts.

       TRINOVA employed 15,012 persons at December 31, 1993.

(d) "Note 14 - Non-U.S. Operations" on page 90 of Exhibit (13) filed hereunder is incorporated herein by reference. TRINOVA believes the risk attendant to non-U.S. operations, which are primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.


ITEM 2.  Properties.

         A description of TRINOVA's principal properties follows. Except as otherwise indicated, all properties are owned by TRINOVA or its subsidiaries.

         TRINOVA's executive offices (leased) are located in Maumee, Ohio.

INDUSTRIAL: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); technical centers in Ann Arbor, Michigan (leased) and Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Mountain Home, Arkansas; Fitzgerald, Georgia; Elkhart and New Haven, Indiana; Williamsport, Maryland; Forest City and Norwood, North Carolina; Van Wert, Ohio; Gainesboro, Tennessee; Bassett, Virginia; Wausau, Wisconsin; Rio de Janeiro, Brazil; Chambray-Les-Tours, France; Baden-Baden and Hann-Muenden, Germany; Livorno, Italy; Barcelona, Spain; and Cardiff, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); administrative offices in Troy, Michigan (leased); a technical center in Rochester Hills (leased), Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Carol Stream and Springfield (leased), Illinois; Grand Blanc and Jackson, Michigan; Columbia, Missouri; Omaha, Nebraska; White City, Oregon; Victoria, Australia (leased); Sao Paulo, Brazil; Bad Homburg, Germany; Casella, Vignate (leased), Settimo Milanese (leased) and Valperga, Italy; and Havant and Telford (leased), United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AUTOMOTIVE: Aeroquip has executive and administrative offices in Maumee, Ohio (leased); technical and administrative offices in Mt. Clemens, Michigan (leased); a technical center in Ann Arbor, Michigan (leased); and manufacturing facilities throughout the United States and abroad, including plants in Atlanta, Georgia; Kendallville, Indiana; Henderson, Kentucky; Clinton Township (leased), Mt. Clemens, Port Huron, Spring Arbor and Sterling Heights, Michigan; Mooresville, North Carolina; Livingston, Tennessee; Baden-Baden, Reichelsheim (leased) and Roedelheim (leased), Germany; Alcala de Henares, Spain; and Brierley Hill, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AEROSPACE & DEFENSE: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); administrative offices in Jackson, Michigan (leased); a technical center in Ann Arbor, Michigan (leased); and manufacturing facilities throughout the United States and abroad, including plants in Toccoa, Georgia; Jackson, Michigan; Middlesex, North Carolina; Pau, France (leased); and Lakeside, United Kingdom (leased). Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Los Angeles, California; Maysville, Kentucky (leased); Grand Rapids, Michigan; Jackson, Mississippi; Hi-Nella, New Jersey; Glenolden, Pennsylvania; Bad Homburg, Germany; and Bedhampton, United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.


ITEM 3.  Legal Proceedings.

       As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to TRINOVA's subsidiary, Aeroquip Corporation, and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit, involving groundwater contamination. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1992.) The Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $4.8 million. TRINOVA's portion of any such cost is estimated to be 18.33 percent based on a cost-sharing agreement among the six PRPs which was executed by TRINOVA on July 6, 1992.

       As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to TRINOVA's subsidiary, Sterer Engineering and Manufacturing Company ("Sterer"). (Reference is made to Part II, Item 1, of TRINOVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.) The letter notifies Sterer of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18, 1993. The interim remedy proposed in the ROD for both the North and South Operable Units is projected by the USEPA to cost approximately $45 million. Twenty-seven PRPs have presented a good faith offer to USEPA to conduct the Remedial Design ("RD") phase of the interim remedy. The estimated cost of the RD phase is $3 million. Sterer's portion of the RD costs is estimated to be
2.07 percent based on an interim allocation agreement among the PRPs.

       As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to TRINOVA and its wholly owned subsidiaries, Aeroquip Corporation and Sterling Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part II, Item 1, of TRINOVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.) The Order, which was issued without a prior hearing, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II assessment. Sterling and the other respondents filed applications for a hearing on the Order and for other procedural and substantive relief; the Order was stayed while administrative proceedings were pending. On May 5, 1993, a Compliance Order on Consent ("COC") was entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. The cost to Sterling to conduct the COC site investigation is estimated to be approximately $535,000. Sterling's remediation costs are undetermined at this time because the site investigation has not been completed.

       TRINOVA and certain subsidiaries are defendants in various lawsuits. While the ultimate outcome of these lawsuits and the above environmental matters cannot now be predicted, management is of the opinion, based on the facts now known to it, that the liability, if any, in these lawsuits (to the extent not provided for by insurance or otherwise) and the above environmental matters will not have a material adverse effect upon TRINOVA's consolidated financial position.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages, positions and recent business experience of the executive officers of TRINOVA as of February 22, 1994, are listed below. Officers of TRINOVA are elected annually in April by the Board of Directors at the organization meeting immediately following the annual meeting of shareholders.

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE

Darryl F. Allen,                    50     Chairman of the Board, President
  Chairman of the Board,                   and Chief Executive Officer of
  President and Chief                      TRINOVA since 1991.  President and
  Executive Officer                        Chief Executive Officer of
                                           TRINOVA from 1986 to 1991.

William R. Ammann,                  52     Vice President-Administration
  Vice President-Administration            and Treasurer of TRINOVA since
  and Treasurer                            April 1992.  Vice President -
                                           Administration of TRINOVA from
                                           1983 to April 1992.

Warren N. Bimblick                  39     Vice President-Corporate
  Vice President-Corporate                 Communications of TRINOVA since
  Communications                           1990.  Director-Investor
                                           Relations and Corporate
                                           Communications of TRINOVA from
                                           1985 to 1990.

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE

James E. Kline,                     52     Vice President & General Counsel
  Vice President and                       of TRINOVA since 1989.  Partner of
  General Counsel                          Shumaker, Loop & Kendrick (law
                                           firm), Toledo, Ohio, from 1984
                                           to 1989.

James McKee,                        62     Executive Vice President of
  Executive Vice President of              TRINOVA since 1989 and President
  TRINOVA and President of                 of Vickers, Incorporated since
  Vickers, Incorporated                    1987.  Vice President of TRINOVA
                                           from 1987 to 1989.

James M. Oathout,                   49     Secretary and Associate General
  Secretary and                            Counsel of TRINOVA since 1988.
  Associate General Counsel

Gregory R. Papp,                    47     Corporate Controller of TRINOVA
  Corporate Controller                     since February 1993.  Vice
                                           President and Controller of
                                           Aeroquip Corporation from July 1991
                                           to February 1993.  Vice President
                                           Planning and Control - Automotive
                                           Products Group of Aeroquip
                                           Corporation from January 1991 to
                                           July 1991.  Group Controller -
                                           Garrett Automotive Group of Allied-
                                           Signal Corporation from 1987 to
                                           1991.

David M. Risley,                    49     Vice President - Finance and Chief
  Vice President - Finance                 Financial Officer of TRINOVA since
  and Chief Financial Officer              October 1992.  Group Vice President
                                           - Administration and Control of
                                           Aeroquip Corporation from 1991
                                           to October 1992.  Vice President
                                           and Controller of Aeroquip
                                           Corporation from 1990 to 1991.
                                           Controller of TRINOVA from 1984
                                           to 1990.

Howard M. Selland,                  50     Executive Vice President of
  Executive Vice President of              TRINOVA and President of Aeroquip
  TRINOVA and President of                 Corporation since 1989.  Vice
  Aeroquip Corporation                     President of TRINOVA and
                                           President of Sterling Engineered
                                           Products Inc. from 1984 to 1989.

Philip G. Simonds,                  53     Vice President-Taxation of TRINOVA
  Vice President-Taxation                  since 1983.


There are no family relationships among the persons named above.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

       "Stock Exchanges," "Stock Ownership," "Dividend Information," "Quarterly Common Stock Information" and "Dividend Payments per Share of Common Stock" on page 93 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 6.  Selected Financial Data.

       "11-Year Summary of Selected Financial Data" on pages 54-56 of Exhibit
(13) filed hereunder is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       "Analysis of Operations," "Effects of Inflation" and "Liquidity, Working Capital and Capital Investment" on pages 57-64 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data.

       "Quarterly Results of Operations" and the consolidated financial statements of the registrant and its subsidiaries on pages 65-92 of Exhibit
(13) filed hereunder are incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                   PART III


ITEM 10.  Directors and Officers of the Registrant.

       "Election of Directors" on pages 1-2 of the proxy statement for the annual meeting to be held on April 21, 1994, is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.  Executive Compensation.

       "Compensation of Directors" and "Executive Compensation" (excluding material under the captions "TRINOVA Stock Performance Graph" and "Board Compensation Committee Report on Executive Compensation") on pages 3 and 5-9, respectively, of the proxy statement for the annual meeting to be held on April 21, 1994, are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

       "Security Ownership" on page 4 of the proxy statement for the annual meeting to be held on April 21, 1994, is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

       None.


                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report.

       (1) The following consolidated financial statements of TRINOVA and its subsidiaries, included on pages 67-92 of Exhibit (13) filed hereunder are incorporated by reference in Item 8.

    Management's Statement on Responsibility for Financial Statements

    Report of Ernst & Young, Independent Auditors

    Statement of Operations - Years ended December 31, 1993, 1992 and 1991

    Statement of Financial Position - December 31, 1993 and 1992

    Statement of Cash Flows - Years ended December 31, 1993, 1992 and 1991

    Statement of Shareholders' Equity - Years ended December 31, 1993, 1992 and 1991

    Notes to Financial Statements - December 31, 1993

       (2) The following consolidated financial statement schedules of TRINOVA and its subsidiaries are filed under Item 14(d):

    SCHEDULE                                                           PAGE(S)

    Schedule V    - Property, plant and equipment                       17-19
    Schedule VI   - Accumulated depreciation, depletion and
                     amortization of property, plant and equipment      20-22
    Schedule VIII - Valuation and qualifying accounts                   23-25
    Schedule IX   - Short-term borrowings                               26
    Schedule X    - Supplementary income statement information          27

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

       (3) The following exhibits are incorporated by reference hereunder; and those exhibits marked with an asterisk (*) (together with those exhibits so marked on page 14) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report:


 EXHIBIT
 NUMBER

  (3)-1 Amended Code of Regulations (amended April 21, 1988), filed as Exhibit (3) to Form SE filed on March 18, 1993

  (4)-1 First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, N.A., with respect to the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation 7.95% Notes Due 1997, filed as Exhibit (4)-1 Form SE filed on May 6, 1992

  (4)-2 7.95% Notes Due 1997, issued pursuant to the Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank, N.A. (formerly National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, N.A., filed as Exhibit (4)-2 to Form SE filed on May 6, 1992

  (4)-3 Officers' Certificate of TRINOVA Corporation, dated May 4, 1992, pursuant to Section 2.01 of the Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank, N.A. (formerly National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, N.A., filed as Exhibit (4)-3 to Form SE filed on May 6, 1992

  (4)-4 Rights Agreement, dated January 26, 1989, between TRINOVA Corporation and First Chicago Trust Company of New York filed as Exhibit (2) to Form 8-A filed on January 27, 1989, as amended by the First Amendment to Rights Agreement filed as Exhibit (5) to Form 8 filed on July 1, 1992

  (4)-5 Form of Share Certificate for Common Shares, $5 par value, of TRINOVA Corporation, filed as Exhibit (4)-2 to Form SE filed on July 1, 1992

  (4)-6 Fiscal Agency Agreement, dated as of October 26, 1987, between TRINOVA Corporation, as Issuer, and Bankers Trust Company, as Fiscal Agent, with respect to $100,000,000 aggregate principal amount of TRINOVA Corporation 6% Convertible Subordinated Debentures Due 2002, filed as Exhibit (4)-1 to Form SE filed on March 18, 1993

   (4)-7 Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank, N.A. (formerly National Bank of Detroit), with respect to the issuance of $50,000,000 aggregate principal amount of TRINOVA Corporation 9.55% Senior Sinking Fund Debentures Due 2018, and the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation 7.95% Notes Due 1997, filed as Exhibit (4)-2 to Form SE filed on March 18, 1993

  *(10)-1 TRINOVA Corporation Plan for Optional Deferment of Directors' Fees (Restated January 25, 1990), filed as Exhibit (10)-2 to Form SE filed on March 20, 1990

  *(10)-2 TRINOVA Corporation Directors' Retirement Plan (Restated January 1, 1990), filed as Exhibit (10)-3 to Form SE filed on March 20, 1990

  *(10)-3 Aeroquip Corporation Incentive Compensation Plan, filed as Exhibit (10)-4 to Form SE filed on March 20, 1990

  *(10)-4 Vickers, Incorporated Incentive Compensation Plan, filed as Exhibit (10)-5 to Form SE filed on March 20, 1990

  *(10)-5 TRINOVA Corporation Supplemental Benefit Plan (Restated January 1, 1989), filed as Exhibit (19)-1 to Form SE filed on November 6, 1992

  *(10)-6    TRINOVA Corporation 1982 Stock Option Plan, filed as Exhibit
             (10)-1 to Form SE filed on March 18, 1993

  *(10)-7 TRINOVA Corporation 1984 Incentive Compensation Plan, filed as Exhibit (10)-2 to Form SE filed on March 18, 1993

  *(10)-8    TRINOVA Corporation 1987 Stock Option Plan, filed as Exhibit
             (10)-3 to Form SE filed on March 18, 1993

  *(10)-9 Change in Control Agreement for Officers, filed as Exhibit (10)- 4 to Form SE filed on March 18, 1993 (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)

  *(10)-10   Change in Control Agreement for Non-officers, filed as Exhibit
             (10)-5 to Form SE filed on March 18, 1993 (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

  *(10)-11 TRINOVA Corporation 1994 Stock Incentive Plan, filed as Appendix A to the proxy statement for the annual meeting to be held on April 21, 1994 (such Plan is subject to shareholder approval at such annual meeting)

  (99(i))-1  Revolving Credit Agreements, dated as of September 30, 1992, between TRINOVA Corporation and The Bank of Tokyo Trust Company, Chemical Bank, Citicorp U.S.A, Dresdner Bank AG, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, J. P. Morgan Delaware, NBD Bank, N.A. and Union Bank of Switzerland, filed as Exhibit (4)-1 to Form SE filed on November 6, 1992 (The Agreements executed by the Company and the various banks are identical in all respects to the form of Agreement filed as an Exhibit hereto except as to differences in the identity of the bank and the amount of the commitment [each as indicated in Exhibit A to the Agreement filed herewith] and other variations directly necessitated by said differences)


          The following exhibits are filed hereunder; and those exhibits marked with an asterisk (*) (together with those so marked on page 13) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report:

   (3)       Amended Articles of Incorporation (amended January 26, 1989)

  *(10)      TRINOVA Corporation 1989 Non-Employee Directors' Equity Plan

   (11)      Statement re:  Computation of Per Share Earnings

   (13) Portions of the 1993 Annual Report to Security Holders (to the extent incorporated by reference hereunder)

   (21)      Subsidiaries of the Registrant

   (23)-1    Consent of Independent Auditors

   (23)-2    Consent of Independent Auditors

   (24)      Powers of Attorney

   (99(i))   TRINOVA Corporation Directors' Charitable Award Program


(b) TRINOVA did not file any reports on Form 8-K during the fourth quarter of 1993.

(c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

(d) The financial statement schedules which are listed under Item 14(a)(2) are filed hereunder.

                                  SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINOVA CORPORATION (Registrant)


By:  /S/ DARRYL F. ALLEN
Darryl F. Allen
Director, Chairman of the Board,
President and Chief Executive Officer

Date:  March 18, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DARRYL F. ALLEN
Darryl F. Allen                 3/18/94
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)



/S/ DAVID M. RISLEY
David M. Risley                 3/18/94
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)



/S/ GREGORY R. PAPP
Gregory R. Papp                 3/18/94
Corporate Controller
(Principal Accounting Officer)



PURDY CRAWFORD*
Purdy Crawford*                 3/18/94
Director                        (Date)

DELMONT A. DAVIS*
Delmont A. Davis*               3/18/94
Director                        (Date)



DAVID R. GOODE*
David R. Goode*                 3/18/94
Director                        (Date)



PAUL A. ORMOND*
Paul A. Ormond*                 3/18/94
Director                        (Date)



JOHN P. REILLY*
John P. Reilly*                 3/18/94
Director                        (Date)



ROBERT H. SPILMAN*
Robert H. Spilman*              3/18/94
Director                        (Date)



WILLIAM R. TIMKEN, JR.*
William R. Timken, Jr.*         3/18/94
Director                        (Date)






*By James E. Kline, Attorney-in-fact


/S/ JAMES E. KLINE
James E. Kline                     3/18/94
Vice President and General Counsel  (Date)

                                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION
- -----------------------------------------------------------------------------------------------------------------------
         COL. A                COL. B            COL. C             COL. D             COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at                                            Other Changes -
   CLASSIFICATION             Beginning         Additions                            Add (Deduct) -    Balance at
                              of Period          at Cost          Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1993

 Land                         $ 16,920          $    240          $  1,174          $     80  -B      $ 15,712
                                                                                        (354) -C

 Land improvements               5,724                39               762               126  -B         5,017
                                                                                        (110) -C

 Buildings                     190,458             5,623            13,372             3,894  -B       182,054
                                                                                      (4,549) -C

 Machinery and equipment       582,977            47,611            42,283            16,819  -B       591,219
                                                                                     (13,905) -C
                              --------          --------          --------          --------          --------
                               796,079            53,513            57,591             2,001           794,002

 Construction in progress       30,677             1,615 -A             -                246  -B        32,098
                                                                                        (440) -C
                              --------          --------          --------          --------          --------
                              $826,756          $ 55,128          $ 57,591          $  1,807          $826,100
                              ========          ========          ========          ========          ========

Note A - Represents net change in construction in progress
Note B - Aeroquip Inoac joint venture consolidated in 1993; previously accounted for by the equity method
Note C - Currency translation adjustments

                                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                COL. B            COL. C             COL. D             COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at                                            Other Changes -
   CLASSIFICATION             Beginning         Additions                            Add (Deduct) -    Balance at
                              of Period          at Cost          Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1992

 Land                         $ 17,366          $     20          $     66          $   (400) -B      $ 16,920

 Land improvements               5,597               181                 4               (50) -B         5,724

 Buildings                     185,156            10,885             1,280            (4,303) -B       190,458

 Machinery and equipment       566,414            59,494            29,222           (13,709) -B       582,977
                              --------          --------          --------          --------          --------
                               774,533            70,580            30,572           (18,462)          796,079

 Construction in progress       49,745           (18,302) -A            -               (310) -B        30,677
                                                                                        (456) -C
                              --------          --------          --------          --------          --------

                              $824,278          $ 52,278          $ 30,572          $(19,228)         $826,756
                              ========          ========          ========          ========          ========


Note A - Represents net change in construction in progress
Note B - Currency translation adjustments
Note C - Reclassification


                                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                COL. B            COL. C             COL. D             COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at                                            Other Changes -
   CLASSIFICATION             Beginning         Additions                            Add (Deduct) -    Balance at
                              of Period          at Cost          Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1991
 Land                         $ 19,786          $    312          $  2,486          $   (246) -B      $ 17,366

 Land improvements               5,606               208               151               (66) -B         5,597

 Buildings                     183,550            16,054            11,915            (2,533) -B       185,156

 Machinery and equipment       607,420            53,005            86,445            (7,566) -B       566,414
                              --------          --------          --------          --------          --------
                               816,362            69,579           100,997           (10,411)          774,533

 Construction in progress       33,527            16,787 -A             -               (569) -B        49,745
                              --------          --------          --------          --------          --------

                              $849,889          $ 86,366          $100,997          $(10,980)         $824,278
                              ========          ========          ========          ========          ========


Note A - Represents net change in construction in progress
Note B - Currency translation adjustments


                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                 COL. B              COL. C          COL. D             COL. E             COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at           Additions                        Other Changes -
   CLASSIFICATION             Beginning         Charged to Costs                     Add (Deduct) -     Balance at
                              of Period          and Expense      Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1993
 Land improvements            $  2,969          $    197          $    748          $     35  -A      $  2,385
                                                                                         (68) -B

 Buildings                      66,947             7,338             4,386               626  -A        68,412
                                                                                      (2,113) -B

 Machinery and equipment       351,297            54,267            32,658             4,438  -A       368,484
                                                                                      (8,860) -B
                              --------          --------          --------          --------          --------
                              $421,213          $ 61,802          $ 37,792          $ (5,942)         $439,281
                              ========          ========          ========          ========          ========



Note A - Aeroquip Inoac joint venture consolidated in 1993; previously accounted for by the equity method
Note B - Currency translation adjustments


                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                 COL. B              COL. C          COL. D             COL. E             COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at           Additions                        Other Changes -
   CLASSIFICATION             Beginning         Charged to Costs                     Add (Deduct) -     Balance at
                              of Period           and Expenses    Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1992
 Land improvements            $  2,719          $    213          $      3          $     40  -A      $  2,969

 Buildings                      61,045             7,652               606            (1,144) -A        66,947

 Machinery and equipment       325,990            54,377            21,765            (7,305) -A       351,297
                              --------          --------          --------          --------          --------

                              $389,754          $ 62,242          $ 22,374          $ (8,409)         $421,213
                              ========          ========          ========          ========          ========


Note A - Currency translation adjustments


                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                 COL. B              COL. C          COL. D             COL. E             COL. F
- -----------------------------------------------------------------------------------------------------------------------
                              Balance at           Additions                        Other Changes -
   CLASSIFICATION             Beginning         Charged to Costs                     Add (Deduct) -     Balance at
                              of Period           and Expenses    Retirements         Describe        End of Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1991
 Land improvements            $  2,481          $    263          $     68          $     43  -A      $  2,719

 Buildings                      58,499             7,392             4,532              (314) -A        61,045

 Machinery and equipment       321,704            54,324            45,994            (4,044) -A       325,990
                              --------          --------          --------          --------          --------

                              $382,684          $ 61,979          $ 50,594          $ (4,315)         $389,754
                              ========          ========          ========          ========          ========



Note A - Currency translation adjustments


                                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1993
 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,705       $  3,318          $       -         $  3,486 -A       $ 13,537

  Deferred tax valuation allowance       30,441          2,283                  -            2,762 -B         29,962






Note A - Doubtful accounts charged off
Note B - Currency translation adjustments


                                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1992
 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,821       $  3,628          $      -          $  3,744 -A       $ 13,705


  Deferred tax valuation allowance       29,012 -B       3,048                 -             1,619 -C         30,441





Note A - Doubtful accounts charged off
Note B - Valuation allowance recorded effective January 1, 1992 in accordance with adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
Note C - Currency translation adjustments


                                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1991
 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,070       $  3,298          $      -          $  2,547 -A       $ 13,821










Note A - Doubtful accounts charged off


                                           SCHEDULE IX - SHORT-TERM BORROWINGS

                                                   TRINOVA CORPORATION
- -----------------------------------------------------------------------------------------------------------------------
         COL. A                     COL. B            COL. C            COL. D            COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------------
                                                                    Maximum Amount    Average Amount   Weighted-Average
  CATEGORY OF AGGREGATE           Balance at     Weighted-Average     Outstanding       Outstanding      Interest Rate
  SHORT-TERM BORROWINGS          End of Period     Interest Rate     During Period     During Period     During Period
                                                                                          Note C            Note D
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1993
 Notes payable to banks - Note A   $ 60,539               4.8%          $113,791         $ 84,049            5.0%
 Commercial paper - Note B                -                 -             35,629           17,921            3.7

YEAR ENDED DECEMBER 31, 1992
 Notes payable to banks - Note A   $ 73,853               5.7%          $170,245         $ 92,545            7.1%
 Commercial paper - Note B           35,696               4.5             49,908           21,153            4.2

YEAR ENDED DECEMBER 31, 1991
 Notes payable to banks - Note A   $112,002               7.0%          $120,624         $ 95,409            7.6%
 Commercial paper - Note B           29,678               5.7             73,638           45,683            6.5

Note A - Notes payable to banks represent borrowings maturing at various dates during the succeeding year and borrowings under multicurrency, revolving credit agreements with several U.S. and non-U.S. banks.  The agreements are maintained to support the Company's commercial paper borrowings and, to the extent not so utilized, to provide short-term U.S. borrowings.

Note B - Commercial paper matures generally in periods less than six months from date of issue with no provisions for the extension of its maturity.

Note C - The average amount outstanding was computed by dividing the sum of the monthly weighted-average principal balances outstanding by the number of months.

Note D - The weighted-average interest rate during the period was computed by dividing interest expense on short-term debt by average short-term debt outstanding.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              TRINOVA CORPORATION


- -----------------------------------------------------------------------------
                  COL. A                           COL. B
- -----------------------------------------------------------------------------
                  Item                  Charged to Costs and Expenses
- -----------------------------------------------------------------------------

                                (In Thousands)

                                               Year Ended December 31
                                       --------------------------------------
                                         1993           1992           1991
                                         ----           ----           ----

Maintenance and repairs                $ 34,162       $ 37,644       $ 40,869

Taxes, other than payroll and
  income taxes                          Note A         Note A          17,480




















Note A - Amounts for depreciation and amortization of intangible assets; pre-operating cost and similar deferrals; taxes, other than payroll and income taxes; royalties; and advertising costs are not presented if such amounts are less than 1 percent of total sales and revenues.