Form 10-Q
period 1994-03-31
TRINOVA CORP
filed 1994-05-10
CIK 59198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994

Commission file number 1-924


                              TRINOVA CORPORATION
             (Exact name of registrant as specified in its charter)


             Ohio                                         34-4288310
   (State of Incorporation)                            (I.R.S. Employer
                                                      Identification No.)


                      3000 Strayer, Maumee, OH   43537-0050
                     (Address of principal executive office)


       Registrant's telephone number, including area code:  (419) 867-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No


The number of Common Shares, $5 Par Value, outstanding as of April 30, 1994, was 28,742,439.


              This document, including exhibits, contains 19 pages.

                       The cover page consists of 1 page.

                    The Exhibit Index is located on page 15.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1994
                         INDEX TO INFORMATION IN REPORT
                               TRINOVA CORPORATION



                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   March 31, 1994 and December 31, 1993                                  3

  Condensed Statement of Operations -
   Three Months Ended March 31, 1994 and 1993                            4

  Condensed Statement of Cash Flows -
   Three Months Ended March 31, 1994 and 1993                            5

  Notes to Financial Statements                                          6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         7



PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders          10

  Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                              14


EXHIBIT INDEX                                                           15


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS            19


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)


                                                          March 31       December 31
                                                            1994            1993
                                                         ----------      ----------
ASSETS                                                  (Unaudited)
CURRENT ASSETS
Cash                                                     $   18,962       $   20,534
Receivables                                                 232,032          200,340
Inventories:
In-process and finished products                            167,153          172,964
Raw materials and manufacturing supplies                     39,261           39,382
                                                         ----------       ----------
                                                            206,414          212,346
Other current assets                                         57,457           54,011
                                                         ----------       ----------

TOTAL CURRENT ASSETS                                        514,865          487,231
Plants and properties                                       831,189          826,100
Less accumulated depreciation                               449,679          439,281
                                                         ----------       ----------
                                                            381,510          386,819
Other assets                                                 93,786           98,151
                                                         ----------       ----------

TOTAL ASSETS                                             $  990,161       $  972,201
                                                         ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                            $   47,337        $  60,539
Accounts payable                                             91,653           81,133
Income taxes                                                 36,544           27,364
Other current liabilities                                   141,729          151,469
Current maturities of long-term debt                          3,515            4,257
                                                         ----------       ----------

TOTAL CURRENT LIABILITIES                                   320,778          324,762
Long-term debt                                              246,135          246,214
Postretirement benefits other than pensions                 120,856          120,058
Deferred credits and other liabilities                       24,572           22,558
Deferred income taxes                                         5,321            5,377

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,740,929 and 28,405,880 shares,
 respectively (after deducting 5,468,967 and
 5,804,016 shares, respectively, in treasury)               143,704          142,029
Additional paid-in capital                                    9,137            2,157
Retained earnings                                           147,023          138,628
Currency translation adjustments                            (27,365)         (29,582)
                                                         ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                  272,499          253,232
                                                         ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  990,161       $  972,201
                                                         ==========       ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF OPERATIONS
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                             ------------------------

                                                                  1994         1993
                                                              ----------   ----------
Net sales                                                      $ 439,831    $ 429,169
Cost of products sold                                            331,366      330,938
                                                              ----------   ----------

MANUFACTURING INCOME                                             108,465       98,231

Selling and general administrative expenses                       62,047       64,672
Engineering, research and development expenses                    14,026       15,053
                                                              ----------   ----------


OPERATING INCOME                                                  32,392       18,506

Interest expense                                                  (5,741)      (6,730)
Other-net                                                         (6,177)      (2,442)
                                                              ----------   ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                            20,474        9,334
Income taxes                                                       7,200        3,700
                                                              ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                              13,274        5,634
Cumulative effect to January 1, 1993,
of accounting change, net of income
tax benefit                                                            -      (70,229)
                                                              ----------   ----------

NET INCOME (LOSS)                                              $  13,274    $ (64,595)
                                                              ==========   ==========

INCOME (LOSS) PER SHARE
Income before cumulative effect
of accounting change                                           $     .46     $    .20
Cumulative effect of accounting
change, net of income tax benefit                                      -        (2.48)
                                                              ----------   ----------

NET INCOME (LOSS) PER SHARE                                    $     .46     $  (2.28)
                                                              ==========   ==========

Cash dividends per common share                                $     .17    $     .17
                                                              ==========   ==========

Average shares outstanding                                        30,745       28,296
                                                              ==========   ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------

                                                                   1994             1993
                                                                ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                               $  13,274       $  (64,595)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Cumulative effect of accounting change net
  of income tax benefit                                                 -           70,229
  Depreciation                                                     15,158           15,295
  Changes in working capital elements,
   other than debt                                                (16,608)          (7,611)
  Restructuring proceeds (payments)                                 3,287           (4,829)
  Other                                                             5,313            3,263
                                                               ----------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          20,424           11,752

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (11,718)         (13,120)
Other                                                                 834             (676)
                                                               ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                             (10,884)         (13,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-and long-term debt               (13,541)           3,481
Cash dividends                                                     (4,879)          (4,803)
Stock issuance                                                      8,655              183
                                                               ----------       ----------


NET CASH USED BY FINANCING ACTIVITIES                              (9,765)          (1,139)
Effect of exchange rate changes on cash                            (1,347)          (1,614)
                                                               ----------       ----------


DECREASE IN CASH                                                   (1,572)          (4,797)

Cash at beginning of period                                        20,534           26,269
                                                               ----------       ----------


CASH AT END OF PERIOD                                           $  18,962        $  21,472
                                                               ==========       ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods included herein have been made. It is suggested that these financial statements be read in conjunction with the audited 1993 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Postretirement Benefits Other than Pensions

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in the 1993 first quarter and recognized the transition obligation as the cumulative effect of a change in accounting principle resulting in a non-cash charge to income of $113.2 million pretax, $70.2 million after tax, or $2.48 per share.


Note 3 - Income (Loss) per Share

Income (loss) per share is computed using the average number of common shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6 percent convertible debentures was included in average shares outstanding for the three months ended March 31, 1994, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share for the three months ended March 31, 1994, net income was increased for the after-tax equivalent of interest expense on the 6 percent convertible debentures. The assumed conversion of the 6 percent convertible debentures was not included in average shares outstanding for the three months ended March 31, 1993, because the effect of the inclusion would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

First Quarter 1994 Compared with First Quarter 1993

The following data provide highlights for the 1994 first quarter compared with the 1993 first quarter.


                                                                            Percent
(dollars in thousands,                         First Quarter               Increase
except per share data)                      1994           1993           (Decrease)

CONSOLIDATED
Net sales                                 $  439,831    $  429,169            2.5%
Manufacturing income                         108,465        98,231           10.4
Manufacturing margin                           24.7%         22.9%
Operating income                              32,392        18,506           75.0
Operating margin                                7.4%          4.3%
Income before cumulative effect
  of accounting change                        13,274         5,634          135.6
Cumulative effect to January 1, 1993,
  of accounting change, net of income
  tax benefit                                      -       (70,229)
Net income (loss)                             13,274       (64,595)
Income (Loss) per Share
Income before cumulative effect
  of accounting change                           .46           .20          130.0
Cumulative effect of accounting
  change, net of income tax benefit                -         (2.48)
Net income (loss) per share                      .46         (2.28)


INDUSTRIAL
Net sales                                    232,768       221,770            5.0
Operating income                              16,772         4,354          285.2
Operating margin                                7.2%          2.0%
Order backlog at March 31                    164,661       153,411            7.3

AUTOMOTIVE
Net sales                                    128,564       117,606            9.3
Operating income                              13,945        11,836           17.8
Operating margin                               10.8%         10.1%

AEROSPACE & DEFENSE
Net sales                                     78,499        89,793          (12.6)
Operating income                               6,501         7,006           (7.2)
Operating margin                                8.3%          7.8%
Order backlog at March 31                    273,327       295,769           (7.6)


First-quarter 1994 sales increased $10.7 million, or 2.5 percent, over the 1993 first quarter. Industrial and automotive sales increased 5 percent and
9.3 percent, respectively, while aerospace & defense sales declined 12.6 percent. U.S. sales increased $18.9 million, or 6.9 percent, over the prior year, while non-U.S. sales, principally Europe, declined $8.2 million, or 5.2 percent. The effects of exchange rate changes and dispositions of certain product lines lowered first-quarter 1994 sales by nearly $10 million.

Industrial sales increased $11 million over the prior year. Continued strengthening in U.S. industrial markets, especially with off-highway equipment manufacturers and distributors, contributed to a 12 percent increase in U.S. sales for the quarter. Non-U.S. sales, however, were nearly 7 percent lower than the 1993 first quarter as industrial markets in Europe remained weak. As a result of strong first-quarter 1994 order intake, order backlog increased to $164.7 million at March 31, 1994, an increase of $11.3 million, or 7.3 percent, over the 1993 first quarter.

First-quarter 1994 automotive sales were a record and were $11 million, or 9.3 percent, over the 1993 first quarter. The U.S. auto market was especially strong, led by record-setting sales of trucks, vans and sport utility vehicles. As a result, the Company's sales in the U.S. automotive market increased 24 percent over the prior year. The Company's first-quarter 1994 sales in the European automotive markets, however, were down nearly 5 percent from the prior-year's first quarter as sales declines in Germany offset improving sales in the U.K.

Aerospace & defense sales were $11.3 million, or 12.6 percent, lower than 1993 first-quarter sales. Due to low levels of U.S. defense spending and commercial aircraft production, aerospace & defense sales declined throughout 1993. First-quarter 1994 sales were, however, slightly higher than 1993 fourth-quarter sales. Order backlog of $273.3 million was $22.4 million, or
7.6 percent, lower than at March 31, 1993.

Consolidated manufacturing income and margin improved over the 1993 first quarter. Manufacturing margin improved for each of the three business segments, resulting in consolidated manufacturing margin that increased to
24.7 percent in the 1994 first quarter compared with 22.9 percent in the 1993 first quarter. This margin improvement reflects the benefits of the Company's continued commitment to cost reduction through improvements to manufacturing and distribution processes and through reductions in personnel. In addition, manufacturing margin benefitted from increased sales, both from higher volume and selective price increases. Liquidation of LIFO inventory quantities increased manufacturing income, principally industrial, by $700,000 in the 1994 first quarter compared with $1.9 million in the 1993 first quarter.

Selling and general administrative and engineering, research and development expenses (operating expenses) in the 1994 first quarter were $3.7 million lower than the comparable 1993 period. Operating expenses as a percent of sales were 17.3 percent in the 1994 first quarter compared with 18.6 percent in the 1993 first quarter, reflecting the benefits of initiatives which were aggressively pursued throughout 1993 to reduce operating expenses.

Interest expense in 1994 was $1 million lower than in the 1993 first quarter, reflecting the effect of lower average debt levels in 1994. Other-net deductions were $3.7 million higher in 1994 due, in part, to higher exchange losses related to Brazil.

Net income amounted to $13.3 million, or 46 cents per share, in the 1994 first quarter compared with $5.6 million, or 20 cents per share, in the 1993 first quarter before cumulative effect of accounting change. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in the 1993 first quarter and recognized the transition obligation as the cumulative effect of a change in accounting principle resulting in a charge to income of $113.2 million pretax, $70.2 million after tax, or $2.48 per share. First-quarter 1993 net loss amounted to $64.6 million, or $2.28 per share.


Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the 1994 first quarter totaled $20.4 million compared with $11.8 million in the 1993 first quarter. The increased cash flow was principally the result of stronger earnings in 1994. Increased receivables contributed to higher working capital requirements which were partially offset by restructuring proceeds from the 1994 first-quarter sales of businesses totaling $9 million. Dividend payments remained unchanged at 17 cents per share for the quarter. Debt payments totaled $13.5 million in the 1994 first quarter and the debt-to-capitalization ratio (debt divided by debt plus equity) improved from 55.1 percent at December 31, 1993, to 52.2 percent at March 31, 1994.

Under terms of its revolving credit agreements with several U.S. and non-U.S. banks, the Company may borrow up to $155 million. These agreements are renewable annually, are intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowings. The remaining borrowing capacity under these arrangements at March 31, 1994 was $135.4 million. In addition, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available short-term financing arrangements will be sufficient to meet normal operating requirements over the near term.

PART II - OTHER INFORMATION
TRINOVA CORPORATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 21, 1994, in Maumee, Ohio, the shareholders elected directors, ratified and separately approved the TRINOVA Corporation 1994 Stock Incentive Plan, and ratified the employment of Ernst & Young as TRINOVA's independent auditors for 1994. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of TRINOVA for the annual meeting:

     To elect directors:

                                                    WITHHOLD       BROKER
          NOMINEE                     FOR          AUTHORITY     NON-VOTES

      Darryl F. Allen              24,426,864        194,120          0

      Purdy Crawford               24,456,289        164,695          0

      Delmont A. Davis             24,457,267        163,717          0

      David R. Goode               24,457,333        163,651          0

      Paul A. Ormond               24,455,351        165,633          0

      John P. Reilly               24,455,687        165,297          0

      Robert H. Spilman            24,453,589        167,395          0

      William R. Timken, Jr.       24,454,731        166,253          0


      To ratify and separately approve the TRINOVA Corporation 1994 Stock Incentive Plan:

            FOR                                  21,624,602

            AGAINST                               2,833,968

            ABSTAIN                                 162,414

            BROKER NON-VOTES                              0


      To ratify the employment of Ernst & Young as TRINOVA's independent auditors for 1994:

            FOR                                  24,445,030

            AGAINST                                 117,056

            ABSTAIN                                  58,898

            BROKER NON-VOTES                              0

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed as part of Part I:

       Exhibit (11) - Statement re: Computation of Per Share Earnings

     The following exhibits are filed as part of Part II and are incorporated by reference hereunder:

       Exhibit (4)-1      First Supplemental Indenture, dated as of May 4,
                          1992, between TRINOVA Corporation and NBD Bank,
                          N.A., with respect to the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation
                          7.95% Notes Due 1997, filed as Exhibit (4)-1 to Form
                          SE filed on May 6, 1992

       Exhibit (4)-2      7.95% Notes Due 1997, issued pursuant to the
                          Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank, N.A. (formerly
                          National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4,
                          1992, between TRINOVA Corporation and NBD Bank,
                          N.A., filed as Exhibit (4)-2 to Form SE filed on May
                          6, 1992

       Exhibit (4)-3      Officers' Certificate of TRINOVA Corporation, dated
                          May 4, 1992, pursuant to Section 2.01 of the
                          Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank, N.A. (formerly
                          National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4,
                          1992, between TRINOVA Corporation and NBD Bank,
                          N.A., filed as Exhibit (4)-3 to Form SE filed on May
                          6, 1992

       Exhibit (4)-4      Rights Agreement, dated January 26, 1989, between
                          TRINOVA Corporation and First Chicago Trust Company of New York filed as Exhibit (2) to Form 8-A filed on January 27, 1989, as amended by the First
                          Amendment to Rights Agreement filed as Exhibit (5)
                          to Form 8 filed on July 1, 1992

       Exhibit (4)-5      Form of Share Certificate for Common Shares, $5 par
                          value, of TRINOVA Corporation, filed as Exhibit (4)-
                          2 to Form SE filed on July 1, 1992

       Exhibit (4)-6      Fiscal Agency Agreement, dated as of October 26,
                          1987, between TRINOVA Corporation, as Issuer, and
                          Bankers Trust Company, as Fiscal Agent, with respect to $100,000,000 aggregate principal amount of TRINOVA Corporation 6% Convertible Subordinated
                          Debentures Due 2002, filed as Exhibit (4)-1 to Form
                          SE filed on March 18, 1993

       Exhibit (4)-7      Indenture, dated as of January 28, 1988, between
                          TRINOVA Corporation and NBD Bank, N.A. (formerly
                          National Bank of Detroit), with respect to the issuance of $50,000,000 aggregate principal amount of TRINOVA Corporation 9.55% Senior Sinking Fund
                          Debentures Due 2018, and the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation
                          7.95% Notes Due 1997, filed as Exhibit (4)-2 to Form
                          SE filed on March 18, 1993

       Exhibit (10)-1     TRINOVA Corporation Plan for Optional Deferment of
                          Directors' Fees (Restated January 25, 1990), filed as Exhibit (10)-2 to Form SE filed on March 20, 1990

       Exhibit (10)-2     TRINOVA Corporation Directors' Retirement Plan
                          (Restated January 1, 1990), filed as Exhibit (10)-3
                          to Form SE filed on March 20, 1990

       Exhibit (10)-3     Aeroquip Corporation Incentive Compensation Plan,
                          filed as Exhibit (10)-4 to Form SE filed on March
                          20, 1990

       Exhibit (10)-4     Vickers, Incorporated Incentive Compensation Plan,
                          filed as Exhibit (10)-5 to Form SE filed on March
                          20, 1990

       Exhibit (10)-5     TRINOVA Corporation Supplemental Benefit Plan
                          (Restated January 1, 1989), filed as Exhibit (19)-1
                          to Form SE filed on November 6, 1992

       Exhibit (10)-6     TRINOVA Corporation 1982 Stock Option Plan, filed as
                          Exhibit (10)-1 to Form SE filed on March 18, 1993

       Exhibit (10)-7     TRINOVA Corporation 1984 Incentive Compensation
                          Plan, filed as Exhibit (10)-2 to Form SE filed on March 18, 1993

       Exhibit (10)-8     TRINOVA Corporation 1987 Stock Option Plan, filed as
                          Exhibit (10)-3 to Form SE filed on March 18, 1993

       Exhibit (10)-9     Change in Control Agreement for Officers, filed as
                          Exhibit (10)-4 to Form SE filed on March 18, 1993
                          (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)

       Exhibit (10)-10    Change in Control Agreement for Non-officers, filed
                          as Exhibit (10)-5 to Form SE filed on March 18, 1993
                          (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

       Exhibit (10)-11    TRINOVA Corporation 1994 Stock Incentive Plan, filed
                          as Appendix A to the proxy statement for the annual meeting to be held on April 21, 1994

       Exhibit (10)-12    TRINOVA Corporation 1989 Non-Employee Directors'
                          Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-1  Revolving Credit Agreements, dated as of September
                          30, 1992, between TRINOVA Corporation and The Bank of Tokyo Trust Company, Chemical Bank, Citicorp U.S.A, Dresdner Bank AG, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York,
                          J. P. Morgan Delaware, NBD Bank, N.A. and Union Bank of Switzerland, filed as Exhibit (4)-1 to Form SE filed on November 6, 1992 (The Agreements executed by the Company and the various banks are identical in all respects to the form of Agreement filed as an Exhibit hereto except as to differences in the identity of the bank and the amount of the commitment [each as indicated in Exhibit A to the Agreement filed herewith] and other variations directly necessitated by said differences)

       Exhibit (99(i))-2  TRINOVA Corporation Directors' Charitable Award
                          Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994



(b)    There were no reports on Form 8-K filed for the quarter ended
       March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
     May 10, 1994                  Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
     May 10, 1994                  -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)