Form 10-Q
period 1994-06-30
TRINOVA CORP
filed 1994-08-04
CIK 59198

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

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


The number of Common Shares, $5 Par Value, outstanding as of July 29, 1994, was 28,767,149.


               This document, including exhibits, contains 22 pages.

                        The cover page consists of 1 page.

                     The Exhibit Index is located on page 18.

                        SECURITIES AND EXCHANGE COMMISSION
                                     FORM 10-Q
                          FOR QUARTER ENDED JUNE 30, 1994
                          INDEX TO INFORMATION IN REPORT
                                TRINOVA CORPORATION



                                                                         Page
                                                                        Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   June 30, 1994 and December 31, 1993                                     3

  Condensed Statement of Operations -
   Three Months and Six Months Ended
   June 30, 1994 and 1993                                                  4

  Condensed Statement of Cash Flows -
   Six Months Ended June 30, 1994 and 1993                                 5

  Notes to Financial Statements                                            6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           7



PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                              13

  Item 6.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                17


EXHIBIT INDEX                                                             18


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS              22


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)

                                                            June 30        December 31
                                                              1994             1993
                                                           ----------      ----------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                                       $   12,996      $   20,534
Receivables                                                   242,411         200,340
Inventories:
In-process and finished products                              166,817         172,964
Raw materials and manufacturing supplies                       42,477          39,382
                                                           ----------      ----------
                                                              209,294         212,346
Other current assets                                           48,012          54,011
                                                           ----------      ----------

TOTAL CURRENT ASSETS                                          512,713         487,231
Plants and properties                                         852,525         826,100
Less accumulated depreciation                                 468,824         439,281
                                                           ----------      ----------
                                                              383,701         386,819
Other assets                                                  102,123          98,151
                                                           ----------      ----------

TOTAL ASSETS                                               $  998,537      $  972,201
                                                           ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                              $   15,049      $   60,539
Accounts payable                                               96,978          81,133
Income taxes                                                   34,891          27,364
Other current liabilities                                     151,436         151,469
Current maturities of long-term debt                           13,472           4,257
                                                           ----------      ----------

TOTAL CURRENT LIABILITIES                                     311,826         324,762
Long-term debt                                                236,207         246,214
Postretirement benefits other than pensions                   121,670         120,058
Deferred credits and other liabilities                         26,290          22,558
Deferred income taxes                                           5,927           5,377

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,752,149 and 28,405,880 shares,
 respectively (after deducting 5,457,747 and
 5,804,016 shares, respectively, in treasury)                 143,760         142,029
Additional paid-in capital                                      9,407           2,157
Retained earnings                                             161,461         138,628
Currency translation adjustments                              (18,011)        (29,582)
                                                           ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                    296,617         253,232
                                                           ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  998,537      $  972,201
                                                           ==========      ==========


The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF OPERATIONS
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)


                                           Three Months Ended           Six Months Ended
                                                 June 30                     June 30
                                        ------------------------    ------------------------
                                            1994          1993          1994         1993
                                         ----------    ----------    ----------   ----------

Net sales                                $  460,863    $  419,748    $  900,694   $  848,917
Cost of products sold                       345,437       317,829       676,803      648,767
                                         ----------    ----------    ----------   ----------

MANUFACTURING INCOME                        115,426       101,919       223,891      200,150

Selling and general admin. expenses          62,195        62,742       124,242      127,414
Engineering, research and development
 expenses                                    13,740        13,740        27,766       28,793
Special charge                                    -        26,000             -       26,000
                                         ----------    ----------    ----------   ----------

OPERATING INCOME (LOSS)                      39,491          (563)       71,883       17,943

Interest expense                             (5,475)       (6,729)      (11,216)     (13,459)
Other-net                                    (4,292)       (3,629)      (10,469)      (6,071)
                                         ----------    ----------    ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                       29,724       (10,921)       50,198       (1,587)
Income taxes (credit)                        10,400        (1,800)       17,600        1,900
                                         ----------    ----------    ----------   ----------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                  19,324        (9,121)       32,598       (3,487)
Cumulative effect to January 1, 1993,
of accounting change, net of income
tax benefit                                       -             -             -      (70,229)
                                         ----------    ----------    ----------   ----------

NET INCOME (LOSS)                        $   19,324    $   (9,121)   $   32,598   $  (73,716)
                                         ==========    ==========    ==========   ==========

INCOME (LOSS) PER SHARE
Income (loss) before cumulative
effect of accounting change              $      .66    $     (.32)   $     1.12   $     (.12)
Cumulative effect of accounting
change, net of income tax benefit                 -             -             -        (2.48)
                                         ----------    ----------    ----------   ----------

NET INCOME (LOSS) PER SHARE              $      .66    $     (.32)   $     1.12   $    (2.60)
                                         ==========    ==========    ==========   ==========

Cash dividends per common share          $      .17    $      .17    $      .34   $      .34
                                         ==========    ==========    ==========   ==========

Average shares outstanding                   30,866        28,345        30,780       28,326
                                         ==========    ==========    ==========   ==========


The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)


                                                                      Six Months Ended
                                                                           June 30
                                                                    --------------------

                                                                     1994             1993
                                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $   32,598       $  (73,716)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Cumulative effect of accounting change net
  of income tax benefit                                                    -           70,229
  Special charge                                                           -           26,000
  Depreciation                                                        30,287           30,884
  Changes in working capital elements,
   other than debt                                                      (374)          (1,004)
  Restructuring payments                                              (1,908)         (10,660)
  Other                                                                6,138            9,163
                                                                  ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             66,741           50,896

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (26,617)         (26,313)
Other                                                                  1,149              298
                                                                  ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                                (25,468)         (26,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-and long-term debt                             (45,696)         (17,876)
Cash dividends                                                        (9,765)          (9,607)
Stock issuance                                                         8,981            1,173
                                                                  ----------       ----------


NET CASH USED BY FINANCING ACTIVITIES                                (46,480)         (26,310)
Effect of exchange rate changes on cash                               (2,331)          (3,438)
                                                                  ----------       ----------


DECREASE IN CASH                                                      (7,538)          (4,867)

Cash at beginning of period                                           20,534           26,269
                                                                  ----------       ----------


CASH AT END OF PERIOD                                             $   12,996       $   21,402
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


Note 2 - Special Charge

In the 1993 second quarter, the Company recorded a $26 million provision before income taxes for the estimated costs for severance and other personnel-related costs associated with worldwide work force reductions, primarily focusing on the Company's industrial operations in Europe. This charge reduced net income for the 1993 second quarter and income before cumulative effect of accounting change for the 1993 six-month period by $18.2 million, or $.64 per share.

Note 3 - Postretirement Benefits Other than Pensions

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in the 1993 first quarter and recognized the transition obligation as the cumulative effect of a change in accounting principle resulting in a non-cash charge to income of $113.2 million pretax, $70.2 million after tax, or $2.48 per share.


Note 4 - Income (Loss) per Share

Income (loss) per share is computed using the average number of common shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6 percent convertible debentures was included in average shares outstanding for the three- and six-month periods ended June 30, 1994, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share for the three- and six-month periods ended June 30, 1994, net income was increased for the after-tax equivalent of interest expense on the 6 percent convertible debentures. The assumed conversion of the 6 percent convertible debentures was not included in average shares outstanding for the three- and six-month periods ended June 30, 1993, because the effect of the inclusion would have been anti-dilutive.


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Second Quarter 1994 Compared with Second Quarter 1993

The following data provide highlights for the 1994 second quarter compared with the 1993 second quarter.

                                                                              Percent
(dollars in thousands,                           Second Quarter              Increase
except per share data)                        1994           1993           (Decrease)


CONSOLIDATED
Net sales                                  $  460,863    $  419,748               9.8%
Manufacturing income                          115,426       101,919              13.3
Manufacturing margin                            25.0%         24.3%
Special charge                                      -        26,000
Operating income (loss)                        39,491          (563)*
Operating margin                                 8.6%             - *
Net income (loss)                              19,324        (9,121)*
Net income (loss) per share                       .66          (.32)*


INDUSTRIAL
Net sales                                     247,474       222,189              11.4
Special charge                                      -        19,200
Operating income (loss)                        24,939        (9,351)*
Operating margin                                10.1%             - *
Order backlog at June 30                      179,397       149,757              19.8

AUTOMOTIVE
Net sales                                     135,058       114,781              17.7
Special charge                                      -         2,600
Operating income                               14,144         9,845 *            43.7
Operating margin                                10.5%          8.6% *

AEROSPACE & DEFENSE
Net sales                                      78,331        82,778              (5.4)
Special charge                                      -         3,600
Operating income                                6,120         4,194 *            45.9
Operating margin                                 7.8%          5.1% *
Order backlog at June 30                      269,976       291,893              (7.5)




* After deducting the special charge.


Second-quarter 1994 sales increased $41.1 million, or 9.8 percent, over the 1993 second quarter. Industrial and automotive sales increased 11.4 percent and 17.7 percent, respectively, while aerospace & defense sales declined 5.4 percent. U.S. sales increased $30.6 million, and non-U.S. sales, principally Europe, increased $10.5 million.

Industrial sales increased $25.3 million, or 11.4 percent, over the 1993 second quarter. U.S. industrial sales, which account for nearly two-thirds of the Company's industrial sales, increased 15 percent over the 1993 second-quarter sales. Marking a significant change in the trend of recent quarters and principally the result of improving business conditions in Europe, non-U.S. industrial sales exceeded 1993 second-quarter sales by nearly 6 percent. Non-U.S. industrial sales include sales in Brazil, which were flat compared with the prior year, and improved sales in the Asia/Pacific region. Second-quarter 1994 industrial order intake in the U.S. and Europe continued to strengthen, resulting in order backlog at June 30, 1994, of $179.4 million which was $29.6 million, or 19.8 percent, greater than the prior year.

Second-quarter 1994 automotive sales increased $20.3 million, or 17.7 percent, over the 1993 second quarter. Second-quarter 1994 sales to U.S. automotive markets were flat compared with the 1994 first quarter but increased nearly 25 percent compared with the 1993 second quarter. The Company's second-quarter 1994 sales in the European automotive markets improved nearly 11 percent compared with both the 1994 first quarter and the 1993 second quarter.

Aerospace & defense sales for the 1994 second quarter were at first-quarter 1994 levels but $4.5 million lower than the 1993 second quarter, reflecting the continued depressed conditions in the worldwide aerospace and military markets. Accordingly, order backlog of $270 million was $21.9 million, or 7.5 percent, lower than at June 30, 1993.

Consolidated manufacturing income and margin improved over the 1993 second quarter. Manufacturing margin for the industrial and aerospace & defense segments improved, while manufacturing margin for the automotive segment declined slightly. As a result, consolidated manufacturing margin increased to 25 percent in the 1994 second quarter compared with 24.3 percent in the 1993 second quarter. This margin improvement reflects the benefits of the Company's continued commitment to cost reduction through improvements to manufacturing and distribution processes and through reductions in personnel. In addition, manufacturing margin benefited from increased sales, both from higher volume and selective price increases. Liquidation of LIFO inventory quantities increased manufacturing income, principally benefiting the industrial segment, by $580,000 in the 1994 second quarter, compared with $2.3 million in the 1993 second quarter.

Selling and general administrative and engineering, research and development expenses (operating expenses) were $547,000 lower in the 1994 second quarter than in the 1993 second quarter. Operating expenses as a percent of sales were 16.5 percent in the 1994 second quarter, compared with 18.2 percent in the 1993 second quarter, reflecting the impact of increased volume and the benefits of initiatives which were aggressively pursued throughout 1993 and the first half of 1994 to contain operating expenses. In the 1993 second quarter, the Company recorded a $26 million provision for the estimated costs for severance and other personnel-related costs resulting from planned work force reductions, primarily focusing on the Company's industrial operations in Europe. Operating income for the 1994 second quarter amounted to $39.5 million, compared with an operating loss in the 1993 second quarter of $563,000. Before the special charge, operating income for the 1993 second quarter amounted to $25.4 million.

Net income for the 1994 second quarter amounted to $19.3 million, or 66 cents per share, compared with a net loss of $9.1 million, or 32 cents per share, in the 1993 second quarter. Exclusive of the special charge which amounted to $18.2 million after tax, or 64 cents per share, second-quarter 1993 net income was $9.1 million, or 32 cents per share. The tax benefits associated with the special charge were lower than the Company's normal rates primarily because charges in certain non-U.S. locations were not subject to tax benefits due to accumulated loss carry-forwards.


Analysis of Operations - Continued


Six Months 1994 Compared with Six Months 1993

The following data provide highlights for the first six months of 1994 compared with the first six months of 1993.


                                                Six Months Ended              Percent
(dollars in thousands,                              June 30                  Increase
except per share data)                         1994        1993             (Decrease)

CONSOLIDATED
Net sales                                  $  900,694   $  848,917              6.1%
Manufacturing income                          223,891      200,150             11.9
Manufacturing margin                            24.9%        23.6%
Special charge                                     --       26,000
Operating income                               71,883       17,943 *
Operating margin                                 8.0%         2.1% *
Income (loss) before cumulative
effect of accounting change                    32,598       (3,487)*
Cumulative effect to January 1, 1993,
of accounting change, net of income
tax benefit                                        --      (70,229)
Net income (loss)                              32,598      (73,716) *
Income (Loss) per Share
Income (loss) before cumulative
effect of accounting change                      1.12         (.12)*
Cumulative effect of accounting
change, net of income tax benefit                  --        (2.48)
Net income (loss) per share                      1.12        (2.60))*

INDUSTRIAL
Net sales                                     480,242      443,959             8.2
Special charge                                     --       19,200
Operating income (loss)                        41,711       (4,997)*
Operating margin                                 8.7%           -- *
Order backlog at June 30                      179,397      149,757            19.8

AUTOMOTIVE
Net sales                                     263,622      232,387            13.4
Special charge                                     --        2,600
Operating income                               28,089       21,681 *          29.6
Operating margin                                10.7%         9.3% *

AEROSPACE & DEFENSE
Net sales                                     156,830      172,571            (9.1)
Special charge                                     --        3,600
Operating income                               12,621       11,200 *          12.7
Operating margin                                 8.0%         6.5% *
Order backlog at June 30                      269,976      291,893            (7.5)


* After deducting the special charge.


Sales for the first six months of 1994 increased $51.8 million, or 6.1 percent, over the first six months of 1993. U.S. sales increased $49.5 million, or 9.2 percent, over the comparable 1993 period, while non-U.S. sales, which included flat European sales, increased $2.3 million. The effects of exchange rate changes and dispositions of certain product lines reduced sales for the first six months of 1994 by nearly $16.3 million.

Industrial sales in 1994 were $36.3 million, or 8.2 percent, higher than the comparable 1993 period. Industrial sales in the U.S., Brazil and Asia/Pacific region showed good growth while European sales for the 1994 six-month period were 4 percent lower than the 1993 six-month period. The effects of exchange rate changes and dispositions of certain product lines reduced the industrial segment sales by $8.6 million. The Company expects the trend of industrial sales and orders to continue to improve for the remainder of the year compared with the prior year, although the annual seasonal shutdowns that occur in the third quarter in Europe may affect comparisons with the first half of 1994.

Automotive sales increased $31.2 million, or 13.4 percent, over the comparable 1993 period. Strong sales of light trucks, vans and small cars have driven improved sales for the North American car manufacturers and contributed to the Company's higher U.S. sales in these markets during the first six months of 1994. European sales increased $3.0 million for the six-month period and are net of the effects of exchange rate changes which lowered sales by $3.3 million. Automotive sales are expected to be lower in the last half of 1994 compared with the first half of the year due to seasonality and the phase out of certain contracts.

Aerospace & defense sales for the first six months of 1994 were $15.7 million, or 9.1 percent, lower than the comparable 1993 period. Sales in both the first and second quarters of 1994 were below the comparable 1993 periods, reflecting the continued depressed condition of worldwide aerospace and defense markets. Dispositions and the effects of exchange rate changes reduced 1994 aerospace & defense sales by $4.4 million, compared with 1993.

Consolidated manufacturing income and manufacturing margin improved over the 1993 first six-month period. Manufacturing margins for the industrial and aerospace & defense segments improved, while manufacturing margin for the automotive segment nearly equaled that of the prior year. Liquidation of LIFO inventory quantities increased manufacturing income in the 1994 six-month period by $1.3 million, while liquidation of LIFO inventories in the 1993 six-month period increased manufacturing income by $4.2 million.

Selling and general administrative and engineering, research and development expenses were $4.2 million lower than in the first six months of 1993. Overhead expenses as a percent of sales were 16.9 percent for 1994, compared with 18.4 percent in the first six months of 1993. Operating income amounted to $71.9 million for the 1994 six-month period, compared with $17.9 million for the comparable 1993 period. Before the $26 million special charge, operating income for the 1993 period was $43.9 million.

Interest expense in 1994 was $2.2 million lower than in the first six months of 1993, reflecting the effect of lower average debt levels in 1994. Other-net deductions were $4.4 million higher in 1994 due, in part, to higher exchange losses and minority interest in earnings adjustment for a consolidated affiliate.

Net income for the first six months of 1994 amounted to $32.6 million, or $1.12 per share. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in the 1993 first quarter and recognized the transition obligation as the cumulative effect of a change in accounting principle, resulting in a charge to income of $113.2 million pretax, $70.2 million after tax, or $2.48 per share. As a result, the net loss for the first six months of 1993 amounted to $73.7 million, or $2.60 per share. Before the special charge and cumulative effect adjustment, net income for the first six months of 1993 amounted to $14.7 million.


Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first six months of 1994 totaled $66.7 million, compared with $50.9 million for the six months ended June 30, 1993. The increased cash flow was principally the result of stronger earnings in 1994. Net working capital requirements for the two periods were nearly the same, but with significantly different components. The increase in receivables was greater in 1994, while 1993 inventory reductions were greater than in 1994. Conversely, increased payables, taxes and other accruals required less working capital in 1994. Net restructuring payments included proceeds from the 1994 first-quarter sales of businesses totaling $9 million. Dividend payments in the 1994 second quarter remained unchanged at 17 cents per share for the quarter. Debt payments totaled $45.7 million for the 1994 six-month period, contributing to the improvement in the debt-to-capitalization ratio (debt divided by debt plus equity) which was reduced from
55.1 percent at December 31, 1993, to 47.2 percent at June 30, 1994.

Under terms of its revolving credit agreements with several U.S. and non-U.S. banks, the Company may borrow up to $155 million. These agreements are renewable annually, are intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowings. The remaining borrowing capacity under these arrangements at June 30, 1994, was $145 million. In addition, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available short-term financing arrangements will be sufficient to meet normal operating requirements over the near term.

PART II - OTHER INFORMATION
TRINOVA CORPORATION


Item 1.  Legal Proceedings.

        As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to TRINOVA's subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1993.) The Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $4.8 million. TRINOVA's portion of any such cost is estimated to be 18.33 percent based on a cost-sharing agreement among the six PRPs which was executed by TRINOVA on July 6, 1992.

        Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining eighteen years of operation and maintenance (O&M) costs associated with the blending facility, as well as a water treatment facility constructed by Lockheed under its BOU Consent Decree with USEPA. The Special Notice of Liability also covers USEPA's past response costs. The cost of the O&M phase which the USEPA is seeking to recover from the PRPs is not known at this time; USEPA past costs claimed against the PRPs are estimated at $12 million for the entire San Fernando Site, which includes other operable units in addition to the BOU. Negotiations are under way among PRPs and USEPA to arrive at an equitable and reasonable allocation of shares with respect to the foregoing costs. On April 26, 1994, Lockheed filed a complaint against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the water treatment facility. Aeroquip has not been served with the complaint. Aeroquip intends to vigorously defend this action. Recovery by Lockheed, if any, against Aeroquip is not expected to be significant.

        TRINOVA and certain subsidiaries are defendants in various lawsuits. While the ultimate outcome of these lawsuits and the above environmental matter cannot now be predicted, management is of the opinion, based on the facts now known to it, that the liability, if any, in these lawsuits (to the extent not provided for by insurance or otherwise) and the above environmental matter will not have a material adverse effect upon TRINOVA's consolidated financial position.

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

        Exhibit (10)-11    TRINOVA Corporation 1994 Stock Incentive Plan, filed
                           as Appendix A to the proxy statement for the annual meeting held on April 21, 1994

        Exhibit (10)-12    TRINOVA Corporation 1989 Non-Employee Directors'
                           Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

        Exhibit (99(i))-1  Revolving Credit Agreements, dated as of September
                           30, 1992, between TRINOVA Corporation and The Bank of Tokyo Trust Company, Chemical Bank, Citicorp U.S.A, Dresdner Bank AG, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York,
                           J. P. Morgan Delaware, NBD Bank, N.A. and Union Bank of Switzerland, filed as Exhibit (4)-1 to Form SE filed on November 6, 1992 (The Agreements executed by the Company and the various banks are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the bank and the amount of the commitment [each as indicated in Exhibit A to the Agreement filed with Form SE] and other variations directly necessitated by said differences)

        Exhibit (99(i))-2  TRINOVA Corporation Directors' Charitable Award
                           Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994


(b)     There were no reports on Form 8-K filed for the quarter ended
        June 30, 1994.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                TRINOVA CORPORATION




                                 By /S/ DARRYL F. ALLEN
                                    -----------------------------------------
     August 4, 1994                 Darryl F. Allen
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                                 By /S/ DAVID M. RISLEY
     August 4, 1994                 -----------------------------------------
                                    David M. Risley
                                    Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)