Form 10-Q
period 1994-09-30
TRINOVA CORP
filed 1994-11-03
CIK 59198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

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


The number of Common Shares, $5 Par Value, outstanding as of October 31, 1994, was 28,794,109.


             This document, including exhibits, contains 114 pages.

                       The cover page consists of 1 page.

                    The Exhibit Index is located on page 17.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1994
                         INDEX TO INFORMATION IN REPORT
                               TRINOVA CORPORATION



                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   September 30, 1994 and December 31, 1993                              3

  Condensed Statement of Operations -
   Three Months and Nine Months Ended
   September 30, 1994 and 1993                                           4

  Condensed Statement of Cash Flows -
   Nine Months Ended September 30, 1994 and 1993                         5

  Notes to Financial Statements                                          6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         7



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                              16


EXHIBIT INDEX                                                           17


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS            20


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    21


EXHIBIT 99(i)-2 - CREDIT AGREEMENT                                      22

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)

                                                        September 30     December 31
                                                            1994            1993
                                                         ----------      ----------

ASSETS                                                    (Unaudited)
CURRENT ASSETS
Cash                                                      $   12,293     $   20,534
Receivables                                                  245,696        200,340
Inventories:
In-process and finished products                             169,822        172,964
Raw materials and manufacturing supplies                      44,110         39,382
                                                          ----------     ----------
                                                             213,932        212,346
Other current assets                                          57,379         54,011
                                                          ----------     ----------

TOTAL CURRENT ASSETS                                         529,300        487,231
Plants and properties                                        864,722        826,100
Less accumulated depreciation                                482,733        439,281
                                                          ----------     ----------
                                                             381,989        386,819
Other assets                                                  89,246         98,151
                                                          ----------     ----------

TOTAL ASSETS                                              $1,000,535     $  972,201
                                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                             $    8,504     $   60,539
Accounts payable                                              92,795         81,133
Income taxes                                                  37,325         27,364
Other current liabilities                                    154,362        151,469
Current maturities of long-term debt                           3,688          4,257
                                                          ----------     ----------

TOTAL CURRENT LIABILITIES                                    296,674        324,762
Long-term debt                                               235,700        246,214
Postretirement benefits other than pensions                  121,732        120,058
Deferred credits and other liabilities                        27,466         22,558
Deferred income taxes                                          6,291          5,377

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,794,109 and 28,405,880 shares,
 respectively (after deducting 5,415,787 and
 5,804,016 shares, respectively, in treasury)                143,970        142,029
Additional paid-in capital                                    10,379          2,157
Retained earnings                                            171,699        138,628
Currency translation adjustments                             (13,376)       (29,582)
                                                          ----------     ----------

TOTAL SHAREHOLDERS' EQUITY                                   312,672        253,232
                                                          ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,000,535     $  972,201
                                                          ==========     ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF OPERATIONS
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)


                                          Three Months Ended          Nine Months Ended
                                             September 30               September 30
                                       ------------------------   ------------------------
                                           1994          1993         1994         1993
                                        ----------    ----------   ----------   ----------
Net sales                               $  437,587    $  393,263   $1,338,281   $1,242,180
Cost of products sold                      331,106       297,003    1,007,909      945,770
                                        ----------    ----------   ----------   ----------

MANUFACTURING INCOME                       106,481        96,260      330,372      296,410

Selling and general admin. expenses         58,983        59,612      183,225      187,026
Engineering, research and development
 expenses                                   13,775        13,431       41,541       42,224
Special charge                                   -             -            -       26,000
                                        ----------    ----------   ----------   ----------

OPERATING INCOME                            33,723        23,217      105,606       41,160

Interest expense                            (5,044)       (6,347)     (16,260)     (19,806)
Other-net                                   (5,448)       (4,209)     (15,917)     (10,280)
                                        ----------    ----------   ----------   ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                      23,231        12,661       73,429       11,074
Income taxes                                 8,100         3,200       25,700        5,100
                                        ----------    ----------   ----------   ----------

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                 15,131         9,461       47,729        5,974
Cumulative effect to January 1, 1993,
of accounting change, net of income
tax benefit                                      -             -            -      (70,229)
                                        ----------    ----------   ----------   ----------

NET INCOME (LOSS)                       $   15,131    $    9,461   $   47,729   $  (64,255)
                                        ==========    ==========   ==========   ==========

INCOME (LOSS) PER SHARE
Income before cumulative
effect of accounting change             $      .52    $      .33   $     1.64   $      .21
Cumulative effect of accounting
change, net of income tax benefit                -             -            -        (2.48)
                                        ----------    ----------   ----------   ----------

NET INCOME (LOSS) PER SHARE             $      .52    $      .33   $     1.64   $    (2.27)
                                        ==========    ==========   ==========   ==========

Cash dividends per common share         $      .17    $      .17   $      .51   $      .51
                                        ==========    ==========   ==========   ==========

Average shares outstanding                  30,903        28,434       30,823       28,367
                                        ==========    ==========   ==========   ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)

                                                                    Nine Months Ended
                                                                      September 30
                                                                  --------------------

                                                                   1994             1993
                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                               $   47,729       $  (64,255)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Cumulative effect of accounting change net
  of income tax benefit                                                  -           70,229
  Special charge                                                         -           26,000
  Depreciation                                                      45,498           46,183
  Changes in working capital elements,
   other than debt                                                   1,790           10,868
  Restructuring payments                                            (4,909)         (20,853)
  Other                                                              7,143           15,345
                                                                ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           97,251           83,517

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (37,892)         (36,210)
Other                                                                1,409            1,555
                                                                ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                              (36,483)         (34,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-and long-term debt                           (62,680)         (32,576)
Cash dividends                                                     (14,658)         (14,430)
Stock issuance                                                      10,163            1,623
                                                                ----------       ----------


NET CASH USED BY FINANCING ACTIVITIES                              (67,175)         (45,383)
Effect of exchange rate changes on cash                             (1,834)          (4,865)
                                                                ----------       ----------


DECREASE IN CASH                                                    (8,241)          (1,386)

Cash at beginning of period                                         20,534           26,269
                                                                ----------       ----------


CASH AT END OF PERIOD                                           $   12,293       $   24,883
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


Note 2 - Special Charge

In the 1993 second quarter, the Company recorded a $26 million provision before income taxes for the estimated costs for severance and other personnel-related costs associated with worldwide work force reductions, primarily focusing on the Company's industrial operations in Europe. This charge reduced income before cumulative effect of accounting change for the 1993 nine-month period by $18.2 million, or $.64 per share.

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


Note 4 - Income (Loss) per Share

Income (loss) per share is computed using the average number of common shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6 percent convertible debentures was included in average shares outstanding for the three- and nine-month periods ended September 30, 1994, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share for the three- and nine-month periods ended September 30, 1994, net income was increased for the after-tax equivalent of interest expense on the 6 percent convertible debentures. The assumed conversion of the 6 percent convertible debentures was not included in average shares outstanding for the three- and nine-month periods ended September 30, 1993, because the effect of the inclusion would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Third Quarter 1994 Compared with Third Quarter 1993


The following data provide highlights for the 1994 third quarter compared with the 1993 third quarter.

                                                                            Percent
(dollars in thousands,                          Third Quarter              Increase
except per share data)                      1994           1993           (Decrease)

CONSOLIDATED
Net sales                                 $  437,587   $  393,263             11.3%
Manufacturing income                         106,481       96,260             10.6
Manufacturing margin (%)                        24.3         24.5
Operating income                              33,723       23,217             45.3
Operating margin (%)                             7.7          5.9
Net income                                    15,131        9,461             59.9
Net income per share                             .52          .33


INDUSTRIAL
Net sales                                    241,669      210,214             15.0
Operating income                              25,445       11,747            116.6
Operating margin (%)                            10.5          5.6
Order backlog at September 30                179,922      146,958             22.4

AUTOMOTIVE
Net sales                                    119,184      103,172             15.5
Operating income                               8,214        9,627            (14.7)
Operating margin (%)                             6.9          9.3

AEROSPACE & DEFENSE
Net sales                                     76,734       79,877             (3.9)
Operating income                               6,188        6,878            (10.0)
Operating margin (%)                             8.1          8.6
Order backlog at September 30                275,705      281,030             (1.9)


Third-quarter 1994 sales increased $44.3 million, or 11.3 percent, over the 1993 third quarter. Industrial and automotive sales increased 15 percent and
15.5 percent, respectively, while aerospace & defense sales declined 3.9 percent. U.S. sales increased $28.3 million, or 11 percent, and non-U.S. sales increased $16 million, or 11.8 percent, over sales for the 1993 third quarter. Changes in currency exchange rates accounted for nearly $7 million of this increase.

Industrial sales increased $31.5 million, or 15 percent, over the prior year. U.S. industrial markets continued to strengthen in the 1994 third quarter, contributing to an increase in the Company's U.S. industrial sales of nearly 16 percent over the 1993 third quarter. Non-U.S. industrial sales also continued to improve, increasing nearly 14 percent over the comparable 1993 period, principally on the strength of increased sales in Europe. Non-U.S. industrial sales also included higher sales in the Asia/Pacific region and sales in Brazil that were flat compared with the prior year. Order intake, likewise, continued to show strong improvement compared with the prior year. Third-quarter 1994 order intake increased nearly 15 percent resulting in order backlog at September 30, 1994, of $179.9 million which was $33 million, or 22 percent, greater than at September 30, 1993.

Third-quarter 1994 automotive sales increased $16 million, or 15.5 percent, over the 1993 third quarter, principally due to strong U.S. automotive sales. Third-quarter 1994 sales to U.S. automotive markets increased nearly 21 percent over the 1993 third quarter. The Company's third-quarter 1994 sales in the European automotive markets improved nearly 10 percent compared with the 1993 third quarter. This increase in non-U.S. sales included the positive effects of changes in currency exchange rates amounting to approximately $3 million. As expected, however, seasonal factors and the winding down of certain programs led to a sales decline in the third quarter from the first two quarters of 1994.

Aerospace & defense sales declined $3.1 million, or nearly 4 percent, from the 1993 third quarter. Third-quarter 1994 sales were consistent with the sales pattern in the first half of the year, reflecting the continued weak conditions in worldwide aerospace and military markets. Order backlog of $275.7 million was $5.3 million, or nearly 2 percent, lower than at September 30, 1993, but did increase over the 1994 second quarter.

Consolidated manufacturing income improved over the 1993 third quarter. Manufacturing margin, however, declined slightly from 24.5 percent to 24.3 percent. Manufacturing margin for the industrial and aerospace & defense segments improved but manufacturing margin for the automotive segment declined. The margin improvement for the industrial and aerospace & defense segments reflects the benefits of the Company's continued commitment to cost reduction through improvements to manufacturing processes and through reductions in personnel. In addition, manufacturing margin benefitted from increased sales, both from higher volume and selective price increases. Automotive segment margins declined due to start-up costs associated with model year changeovers. Changes in the mix of product sales, both in the U.S.

and Europe, also contributed to the reduction in automotive segment margins. The income effect of liquidation of LIFO inventory quantities was not significant in the 1994 third quarter. Liquidation of LIFO inventory quantities increased manufacturing income in the 1993 third quarter by $1.9 million.

Selling and general administrative and engineering, research and development expenses (operating expenses) were slightly lower than in the 1993 third quarter, but as a percent of sales declined to 16.6 percent in the 1994 third quarter compared with 18.6 percent in the 1993 third quarter. Operating income for the 1994 third quarter amounted to $33.7 million, compared with $23.2 million in the 1993 third quarter.

Interest expense for the 1994 third quarter was $1.3 million lower than the 1993 third quarter, reflecting the effect of lower average debt levels in 1994. Other-net deductions were $1.2 million higher in the 1994 third quarter due, in part, to minority interest in earnings adjustment for a consolidated affiliate.

Net income for the 1994 third quarter amounted to $15.1 million, or 52 cents per share, compared with $9.5 million, or 33 cents per share, in the 1993 third quarter. The Company's effective tax rate in the 1994 third quarter and for the nine-month period was 35 percent. This compares with an effective tax rate in the 1993 third quarter of 25.3 percent. Legislation enacted in the 1993 third quarter reduced the Company's 1993 third-quarter income tax provision by approximately $1 million due principally to adjustment of net deferred tax assets. The 1993 third-quarter income tax provision also included the benefit from utilization of a previously unavailable operating loss for a non-U.S. subsidiary.

Nine Months 1994 Compared with Nine Months 1993

The following data provide highlights for the first nine months of 1994 compared with the first nine months of 1993.


                                               Nine Months Ended            Percent
(dollars in thousands,                           September 30              Increase
except per share data)                      1994           1993           (Decrease)

CONSOLIDATED
Net sales                                 $1,338,281   $1,242,180             7.7%
Manufacturing income                         330,372      296,410            11.5
Manufacturing margin (%)                        24.7         23.9
Special charge                                    --       26,000
Operating income                             105,606       41,160*          156.6
Operating margin (%)                             7.9          3.3*
Income before cumulative
effect of accounting change                   47,729        5,974
Cumulative effect to January 1, 1993,
of accounting change, net of income
tax benefit                                       --      (70,229)
Net income (loss)                             47,729      (64,255)
Income (Loss) per Share
Income before cumulative
effect of accounting change                     1.64          .21
Cumulative effect of accounting
change, net of income tax benefit                 --        (2.48)
Net income (loss) per share                     1.64        (2.27)

INDUSTRIAL
Net sales                                    721,911      654,173           10.4
Special charge                                    --       19,200
Operating income                              67,156        6,750*
Operating margin (%)                             9.3          1.0*
Order backlog at September 30                179,922      146,958           22.4

AUTOMOTIVE
Net sales                                    382,806      335,559           14.1
Special charge                                    --        2,600
Operating income                              36,303       31,308*          16.0
Operating margin (%)                             9.5          9.3*

AEROSPACE & DEFENSE
Net sales                                    233,564      252,448           (7.5)
Special charge                                    --        3,600
Operating income                              18,809       18,078*           4.0
Operating margin (%)                             8.1          7.2*
Order backlog at September 30                275,705      281,030           (1.9)

* After deducting the special charge.



Sales for the first nine months of 1994 increased $96.1 million, or 7.7 percent, over the first nine months of 1993. U.S. sales increased $77.8 million, or nearly 10 percent, over the comparable period, while non-U.S. sales increased $18.3 million, or 4 percent.

Industrial sales were $67.7 million, or 10.4 percent, higher than the 1993 nine-month period. Most sectors of the Company's industrial markets continued to strengthen as U.S. industrial sales increased 14 percent over the comparable 1993 period, and sales for Asia/Pacific increased 10 percent, while sales for Europe and Brazil increased less than 5 percent each. The effects of exchange rate changes and dispositions of certain product lines reduced the industrial segment sales for the 1994 nine-month period by $6.4 million.

Automotive sales increased $47.2 million, or 14.1 percent, over the comparable 1993 period. Strong sales of light trucks, vans and small cars led to improved sales for the North American car manufacturers and contributed to the Company's higher U.S. sales in these markets during the first nine months of 1994. European sales increased $7.9 million, or nearly 5 percent, for the nine-month period. Automotive sales are expected to be lower in the last half of 1994 compared with the first half of the year due to third-quarter seasonality and the phase out of certain contracts.

Aerospace & defense sales for the first nine months of 1994 were $18.9 million, or 7.5 percent, lower than the comparable 1993 period, reflecting the continued low level of activity in worldwide aerospace and defense markets. Dispositions and the effects of exchange rate changes reduced 1994 aerospace & defense sales by $5.7 million, compared with 1993.

Consolidated manufacturing income and manufacturing margin for the first nine months of 1994 improved over the comparable 1993 period. Manufacturing margin for the industrial and aerospace & defense segments increased over 1993, while manufacturing margin for the automotive segment declined. Liquidation of LIFO inventory quantities increased manufacturing income in the 1994 nine-month period by $.9 million, compared with $6.2 million in the 1993 nine-month period.

Selling and general administrative and engineering, research and development expenses were $4.5 million lower than in the first nine months of 1993. Overhead expenses as a percent of sales were 16.8 percent for 1994, compared with 18.5 percent in the first nine months of 1993. Operating income amounted to $105.6 million for the first nine months of 1994, compared with $41.2 million for the comparable 1993 period. In the 1993 second quarter, the Company recorded a $26 million provision for the estimated costs for severance and other personnel-related costs relating to work force reductions, primarily focusing on the Company's industrial operations in Europe. Before this special charge, operating income for the first nine months of 1993 was $67.2 million.

Interest expense for the first nine months of 1994 was $3.5 million lower than the comparable 1993 period, reflecting the effect of lower average debt levels in 1994. Other-net deductions were $5.6 million higher in 1994 due, in part, to minority interest in earnings adjustment for a consolidated affiliate.

Net income for the first nine months of 1994 amounted to $47.7 million, or $1.64 per share. The net loss for the first nine months of 1993 was $64.3 million, or $2.27 per share. The Company adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions," in the 1993 first quarter and recognized the transition obligation as the cumulative effect of a change in accounting principle, resulting in a charge to income of $113.2 million pretax, $70.2 million after tax, or $2.48 per share. Before the special charge and cumulative effect adjustment, net income for the first nine months of 1993 amounted to $24.2 million, or 85 cents per share.


Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first nine months of 1994 totaled $97.3 million, compared with $83.5 million for the first nine months of 1993. The increased cash flow in 1994 was principally the result of higher earnings. Net restructuring expenditures in 1994, after deducting proceeds from disposals of businesses amounting to $9 million, totaled $4.9 million. This compares with restructuring payments for the first nine months of 1993 of $20.9 million, after deducting proceeds from dispositions totaling $2.3 million. Internally generated sources of cash, including cash from the exercise of stock options, provided funds sufficient to repay debt totaling $62.7 million in 1994, contributing to the improvement in the debt-to-capitalization ratio (debt divided by debt plus equity) from 55.1 percent at December 31, 1993, to 44.2 percent at September 30, 1994.

During the 1994 third quarter, the Company executed a new five-year, $175 million revolving credit agreement with a consortium of U.S. and non-U.S. banks. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowings. The remaining borrowing capacity under this arrangement at September 30, 1994, was $168 million. In addition, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available short-term financing arrangements will be sufficient to meet normal operating requirements over the near term.

PART II - OTHER INFORMATION
TRINOVA CORPORATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed hereunder as part of Part I:

       Exhibit (11)       Statement re: Computation of Per Share Earnings

 (b)  The following exhibits are filed hereunder as part of Part II:

       Exhibit (27)       Financial Data Schedule

       Exhibit (99(i))-2  Credit Agreement, dated as of August 31, 1994, among
                          TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A.; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank, N.A. and Union Bank of Switzerland, Chicago branch (banks) and Citibank, N.A. (administrative agent).

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

       Exhibit (10)-12    TRINOVA Corporation 1989 Non-Employee Directors'
                          Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-1  TRINOVA Corporation Directors' Charitable Award
                          Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994


(b) There were no reports on Form 8-K filed for the quarter ended September 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
     November 3, 1994              Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
     November 3, 1994              -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)