Form 10-K
period 1994-12-31
TRINOVA CORP
filed 1995-03-20
CIK 59198

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994

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

Common Shares, $5.00 Par Value                  Frankfurt Stock Exchange
                                                Chicago Stock Exchange
                                                New York Stock Exchange
                                                Pacific Stock Exchange
                                                The Stock Exchange (London)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            [Cover page continued]

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of February 21, 1995, was $766,367,545.

The number of Common Shares, $5 Par Value, outstanding as of February 21, 1995, was 28,813,258.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the 1994 Annual Report to Security Holders are filed as Exhibit
(13) filed hereto and are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of security holders to be held on April 20, 1995, are incorporated by reference into Part III.












             This document, including exhibits, contains 96 pages.

                      The cover page consists of 2 pages.

                 The Exhibit Index is located on pages 20-22.















                              [End of cover page]

                                    PART I


ITEM 1.  Business.

(a) TRINOVA Corporation ("TRINOVA") is a world leader in the manufacture and distribution of engineered components and systems for industry, sold through its operating companies, Aeroquip Corporation ("Aeroquip") and Vickers, Incorporated ("Vickers"), to the industrial, automotive, and aerospace and defense markets.

       On September 22, 1994, Joseph C. Farrell, Chairman of the Board, President and Chief Executive Officer of The Pittston Company, was elected to the Board of Directors of TRINOVA.

       No business acquisitions were completed in 1994.

       On February 26, 1994, TRINOVA sold the assets, net of certain liabilities, of its electric motor business located in Wichita, Kansas; Blue Ash, Ohio; and Maysville, Kentucky. The business was sold as part of TRINOVA's ongoing program to eliminate businesses and product lines which do not fit its strategies.

(b) "Note 13 - Business Segments" on pages 80-81 of Exhibit (13) filed hereunder is incorporated herein by reference.

(c) A description of the business done and intended to be done by TRINOVA and its subsidiaries in each industry segment follows.

     (1) INDUSTRIAL: Aeroquip manufactures and sells all pressure ranges of hose and fittings; adapters; self-sealing couplings; and molded, extruded and co-extruded plastic products.

       Vickers manufactures and sells hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; servovalves and controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; hydraulic and lubrication filtration; and fluid-evaluation services.

       Principal markets for these products include construction, mining, logging and farm equipment; machine tool; process industries; electrical machinery, air conditioning/refrigeration; appliances and communications equipment; electronics; lift truck; material handling; plant maintenance; and housing and commercial construction. Sales are dispersed geographically across a broad customer base. Products are sold directly to original equipment manufacturers ("OEMs") and through a worldwide network of distributors serving aftermarket and small- and medium-sized OEM customers.

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

       The order backlog for the industrial business was $185 million as of December 31, 1994, compared to $148.4 million as of December 31, 1993. Substantially all of the December 31, 1994, backlog is expected to be filled in 1995.

       (2) AUTOMOTIVE: Aeroquip manufactures and sells air conditioning, power steering, oil and transmission cooler, and fuel line components and assemblies; body side moldings; decorative bumper strips; roof moldings; spoilers; rocker panel claddings; engine components; louvers and trim plates; interior trim; garnish moldings; structural products such as bumper beams; interior engine covers; instrument clusters; radio bezels; and display products.

       The automotive operations of Aeroquip serve worldwide automobile, light truck and van manufacturers. Products are primarily sold directly to manufacturers. Approximately 52 percent of worldwide sales of TRINOVA's automotive business are made to three major U.S. automobile manufacturers.

       The automotive industry is highly competitive in terms of price, quality and service. Aeroquip is a preferred supplier to the major U.S. and European automobile manufacturers. Competition for products in the automotive industry is very fragmented.

       (3) AEROSPACE & DEFENSE: Aeroquip manufactures and sells hose, fittings, couplings, swivels, V-band couplings, fuel-handling products and high-pressure tube fittings.

       Vickers manufactures and sells fixed- and variable-displacement pumps; fuel pumps; hydraulic motors and motor packages; motor pumps and generator packages; valves and valve packages; electrohydraulic and electromechanical actuators; electric motor packages; and sensors and monitoring devices.

       The aerospace & defense operations of Aeroquip and Vickers serve worldwide commercial aerospace and military markets including commercial aircraft, air defense, cargo handling, combat and support vehicles, commuter aircraft, engines, marine, military aircraft, military weaponry, missiles and naval machinery. Products are sold directly to OEM businesses and the Government and through a distributor network. Approximately 19 percent of TRINOVA's aerospace & defense business sales are made to two major U.S. airframe manufacturers.

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

       The order backlog for the aerospace & defense business was $267 million as of December 31, 1994, compared to $278.4 million as of December 31, 1993. Approximately 22 percent of the December 31, 1994, backlog is not expected to be filled in 1995 because certain contracts require deliveries after 1995. Approximately 34 percent of the December 31, 1994, backlog represents direct Government contracts or subcontracts on Government programs, which are subject to termination for convenience by the Government.

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

       TRINOVA devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1994, 1993 and 1992, TRINOVA spent a total of $55.5 million, $55.3 million and $65.3 million, respectively, on these efforts.

       TRINOVA employed 15,024 persons at December 31, 1994.

(d) "Note 14 - Non-U.S. Operations" on page 82 of Exhibit (13) filed hereunder is incorporated herein by reference. TRINOVA believes the risk attendant to non-U.S. operations, which are primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.


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

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); a technical center in Rochester Hills (leased), Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Carol Stream and Petersburg (leased), Illinois; Grand Blanc and Jackson, Michigan; Omaha, Nebraska; White City, Oregon; Sao Paulo, Brazil; Bad Homburg, Germany; Casella and Vignate (leased), Italy; and Havant and Telford (leased), United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AUTOMOTIVE: Aeroquip has executive and administrative offices in Maumee, Ohio (leased); technical and administrative offices in Mt. Clemens, Michigan (leased); and manufacturing facilities throughout the United States and abroad, including plants in Atlanta, Georgia; Kendallville, Indiana; Henderson, Kentucky; Clinton Township (leased), Mt. Clemens, Port Huron, Spring Arbor and Sterling Heights, Michigan; Mooresville, North Carolina; Fremont, Ohio; Livingston, Tennessee; Baden-Baden, Beienheim (leased) and Frankfurt (leased), Germany; Chihuahua, Mexico; Alcala de Henares, Spain; and Brierley Hill, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AEROSPACE & DEFENSE: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); administrative offices in Jackson, Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Toccoa, Georgia; Jackson, Michigan; Middlesex, North Carolina; Pau, France (leased); and Lakeside, United Kingdom (leased). Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

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


ITEM 3.  Legal Proceedings.

       As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("106 Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to TRINOVA's subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part II, Item 1, of TRINOVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.) The 106 Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $4.8 million. TRINOVA's portion of any such cost is estimated to be 18.33 percent based on a cost-sharing agreement among the six PRPs which was executed by TRINOVA on July 6, 1992. Construction of the blending facility is expected to be complete in March 1995.

       Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining 18 years of operation and maintenance (O&M) costs associated with the blending facility, as well as a water treatment facility constructed by Lockheed under its BOU Consent Decree with USEPA. The Special Notice of Liability also covers USEPA's past response costs. The cost of the O&M phase is not known at this time; USEPA past costs claimed against the PRPs are estimated at $12 million for the entire San Fernando Site, which includes other operable units in addition to the BOU.
On April 26, 1994, Lockheed filed a complaint against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the water treatment facility. Negotiations are under way among the PRPs and Lockheed to arrive at an equitable and reasonable allocation with respect to the BOU costs. Recovery by Lockheed, if any, against Aeroquip is not expected to be significant.

       As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to TRINOVA's subsidiary, Sterer Engineering and Manufacturing Company, now known as the Fluid Control and Actuation Division of Vickers, Incorporated ("Vickers"). (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1993.) The letter notified Vickers of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18, 1993. The interim remedy proposed in the ROD for both the North and South Operable Units is projected by the USEPA to cost approximately $45 million. Twenty-seven PRPs, including Vickers, entered into an Administrative Order on Consent with the USEPA on March 21, 1994, to conduct the Remedial Design ("RD") phase of the interim remedy. The estimated cost of the RD phase is $4.7 million. Vickers' portion of the RD costs is estimated to be 2.79 percent based on an interim allocation agreement among the PRPs.

       As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to TRINOVA and its wholly owned subsidiaries, Aeroquip Corporation and Sterling Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1993.) The Order, which was issued without a prior hearing, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II
assessment.   On May 5, 1993, a Compliance Order on Consent ("COC") was
entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. The cost to Sterling to conduct the COC site investigation and develop the remedial work plan is estimated to be approximately $850,000. Sterling's remediation costs are undetermined at this time because the remedial work plan has not been completed.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages, positions and recent business experience of the executive officers of TRINOVA as of February 21, 1995, are listed below. Officers of TRINOVA are elected annually in April by the Board of Directors at the organization meeting immediately following the annual meeting of shareholders.

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE

Darryl F. Allen,                    51     Chairman of the Board, President
  Chairman of the Board,                   and Chief Executive Officer of
  President and Chief                      TRINOVA since 1991.  President and
  Executive Officer                        Chief Executive Officer of
                                           TRINOVA from 1986 to 1991.

William R. Ammann,                  53     Vice President-Administration
  Vice President-Administration            and Treasurer of TRINOVA since
  and Treasurer                            April 1992.  Vice President -
                                           Administration of TRINOVA from
                                           1983 to April 1992.

Warren N. Bimblick                  40     Vice President-Corporate
  Vice President-Corporate                 Communications of TRINOVA since
  Communications                           1990.  Director-Investor
                                           Relations and Corporate
                                           Communications of TRINOVA from
                                           1985 to 1990.

James E. Kline,                     53     Vice President & General Counsel
  Vice President and                       of TRINOVA since 1989.
  General Counsel

James McKee,                        63     Executive Vice President of
  Executive Vice President of              TRINOVA since 1989 and President
  TRINOVA and President of                 of Vickers, Incorporated since
  Vickers, Incorporated                    1987.

James M. Oathout,                   50     Secretary and Associate General
  Secretary and                            Counsel of TRINOVA since 1988.
  Associate General Counsel

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE

Gregory R. Papp,                    48     Corporate Controller of TRINOVA
  Corporate Controller                     since February 1993.  Vice
                                           President and Controller of
                                           Aeroquip Corporation from July 1991
                                           to February 1993.  Vice President
                                           Planning and Control - Automotive
                                           Products Group of Aeroquip
                                           Corporation from January 1991 to
                                           July 1991.  Group Controller -
                                           Garrett Automotive Group of Allied-
                                           Signal Corporation from 1987 to
                                           1991.

David M. Risley,                    50     Vice President - Finance and Chief
  Vice President - Finance                 Financial Officer of TRINOVA since
  and Chief Financial Officer              October 1992.  Group Vice President
                                           - Administration and Control of
                                           Aeroquip Corporation from 1991
                                           to October 1992.  Vice President
                                           and Controller of Aeroquip
                                           Corporation from 1990 to 1991.

Howard M. Selland,                  51     Executive Vice President of
  Executive Vice President of              TRINOVA and President of Aeroquip
  TRINOVA and President of                 Corporation since 1989.
  Aeroquip Corporation

Philip G. Simonds,                  54     Vice President-Taxation of TRINOVA
  Vice President-Taxation                  since 1983.


There are no family relationships among the persons named above.


                                   PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

       "Stock Exchanges," "Stock Ownership," "Dividend Information," "Quarterly Common Stock Information" and "Dividend Payments per Share of Common Stock" on page 84 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 6.  Selected Financial Data.

       "11-Year Summary of Selected Financial Data" on pages 49-51 of Exhibit
(13) filed hereunder is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       "Analysis of Operations" and "Liquidity, Working Capital and Capital Investment" on pages 52-58 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data.

       "Quarterly Results of Operations (Unaudited)" and the consolidated financial statements of the registrant and its subsidiaries on pages 59-83 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                     PART III


ITEM 10.  Directors and Officers of the Registrant.

       "Election of Directors" and "Section 16(a) Reporting Delinquencies" on pages 1-2 and 9, respectively, of the proxy statement for the annual meeting to be held on April 20, 1995, are incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.  Executive Compensation.

       "Compensation of Directors" and "Executive Compensation" (excluding material under the captions "TRINOVA Stock Performance Graph" and "Board Compensation Committee Report on Executive Compensation") on pages 3 and 5-9, respectively, of the proxy statement for the annual meeting to be held on April 20, 1995, are incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

       "Security Ownership" on page 4 of the proxy statement for the annual meeting to be held on April 20, 1995, is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

       None.


                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report.

       (1) The following consolidated financial statements of TRINOVA and its subsidiaries, included on pages 61-83 of Exhibit (13) filed hereunder are incorporated by reference in Item 8.

    Report of Ernst & Young LLP, Independent Auditors

    Statement of Income - Years ended December 31, 1994, 1993 and 1992

    Statement of Financial Position - December 31, 1994 and 1993

    Statement of Cash Flows - Years ended December 31, 1994, 1993 and 1992

    Statement of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992

    Notes to Financial Statements - December 31, 1994

       (2) The following consolidated financial statement schedule of TRINOVA and its subsidiaries is filed under Item 14(d):

    SCHEDULE                                                           PAGE(S)

    Schedule II - Valuation and qualifying accounts                     17-19

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

       (3) The following exhibits are incorporated by reference hereunder, and those exhibits marked with an asterisk (*) (together with those exhibits so marked on page 13) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report:


 EXHIBIT
 NUMBER

  (3)-1 Amended Code of Regulations (amended April 21, 1988), filed as Exhibit (3) to Form SE filed on March 18, 1993

  (3)-2 Amended Articles of Incorporation (amended January 26, 1989), filed as Exhibit (3) to Form 10-K filed on March 18, 1994

  (4)-1 First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, with respect to the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation 7.95% Notes Due 1997, filed as Exhibit (4)-1 to Form SE filed on May 6, 1992

  (4)-2 7.95% Notes Due 1997, issued pursuant to the Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank

             (formerly National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, filed as Exhibit (4)-2 to Form SE filed on May 6, 1992

  (4)-3 Officers' Certificate of TRINOVA Corporation, dated May 4, 1992, pursuant to Section 2.01 of the Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank (formerly National Bank of Detroit), as supplemented by the First Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank, filed as Exhibit (4)-3 to Form SE filed on May 6, 1992

  (4)-4 Rights Agreement, dated January 26, 1989, between TRINOVA Corporation and First Chicago Trust Company of New York filed as Exhibit (2) to Form 8-A filed on January 27, 1989, as amended by the First Amendment to Rights Agreement filed as Exhibit (5) to Form 8 filed on July 1, 1992

  (4)-5 Form of Share Certificate for Common Shares, $5 par value, of TRINOVA Corporation, filed as Exhibit (4)-2 to Form SE filed on July 1, 1992

  (4)-6 Fiscal Agency Agreement, dated as of October 26, 1987, between TRINOVA Corporation, as Issuer, and Bankers Trust Company, as Fiscal Agent, with respect to $100,000,000 aggregate principal amount of TRINOVA Corporation 6% Convertible Subordinated Debentures Due 2002, filed as Exhibit (4)-1 to Form SE filed on March 18, 1993

  (4)-7 Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank (formerly National Bank of Detroit), with respect to the issuance of $50,000,000 aggregate principal amount of TRINOVA Corporation 9.55% Senior Sinking Fund Debentures Due 2018, and the issuance of $75,000,000 aggregate principal amount of TRINOVA Corporation 7.95% Notes Due 1997, filed as Exhibit (4)-2 to Form SE filed on March 18, 1993

  *(10)-1    TRINOVA Corporation 1982 Stock Option Plan, filed as Exhibit
             (10)-1 to Form SE filed on March 18, 1993

  *(10)-2 TRINOVA Corporation 1984 Incentive Compensation Plan, filed as Exhibit (10)-2 to Form SE filed on March 18, 1993

  *(10)-3    TRINOVA Corporation 1987 Stock Option Plan, filed as Exhibit
             (10)-3 to Form SE filed on March 18, 1993

  *(10)-4 Change in Control Agreement for Officers, filed as Exhibit (10)- 4 to Form SE filed on March 18, 1993 (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)

  *(10)-5    Change in Control Agreement for Non-officers, filed as Exhibit
             (10)-5 to Form SE filed on March 18, 1993 (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

  *(10)-6 TRINOVA Corporation 1994 Stock Incentive Plan, filed as Appendix A to the proxy statement for the annual meeting held on April 21, 1994

  *(10)-7 TRINOVA Corporation 1989 Non-Employee Directors' Equity Plan, filed as Exhibit (10) to Form 10-K filed on March 18, 1994

  (99(i))-1  TRINOVA Corporation Directors' Charitable Award Program, filed as Exhibit (99(i)) to Form 10-K filed on March 18, 1994

  (99(i))-2  Credit Agreement, dated as of August 31, 1994, among TRINOVA
             Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A.; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank N.A. (administrative agent)

          The following exhibits are filed hereunder, and those exhibits marked with an asterisk (*) (together with those so marked on pages 12-13) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report:

  *(10)-8 TRINOVA Corporation Plan for Optional Deferment of Directors' Fees (amended and restated effective April 1, 1995)

  *(10)-9 TRINOVA Corporation Directors' Retirement Plan (amended and restated effective January 1, 1990)

  *(10)-10 TRINOVA Corporation Supplemental Benefit Plan (amended and restated effective January 1, 1995)

  *(10)-11 TRINOVA Corporation Voluntary Deferred Compensation Plan (effective April 1, 1995)

   (11)      Statement re:  Computation of Per Share Earnings

   (13) Portions of the 1994 Annual Report to Security Holders (to the extent incorporated by reference hereunder)

   (21)      Subsidiaries of the Registrant

   (23)-1    Consent of Independent Auditors

   (23)-2    Consent of Independent Auditors

   (24)      Powers of Attorney

   (27)      Financial Data Schedule

(b) TRINOVA did not file any reports on Form 8-K during the fourth quarter of 1994.

(c) The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference hereunder.

(d) The financial statement schedule which is listed under Item 14(a)(2) is filed hereunder.

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

Date:  March 20, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DARRYL F. ALLEN
Darryl F. Allen                 3/20/95
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)



/S/ DAVID M. RISLEY
David M. Risley                 3/20/95
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)



/S/ GREGORY R. PAPP
Gregory R. Papp                 3/20/95
Corporate Controller
(Principal Accounting Officer)



PURDY CRAWFORD*
Purdy Crawford*                 3/20/95
Director                        (Date)

DELMONT A. DAVIS*
Delmont A. Davis*               3/20/95
Director                        (Date)



JOSEPH C. FARRELL*
Joseph C. Farrell*              3/20/95
Director                        (Date)



DAVID R. GOODE*
David R. Goode*                 3/20/95
Director                        (Date)



PAUL A. ORMOND*
Paul A. Ormond*                 3/20/95
Director                        (Date)



JOHN P. REILLY*
John P. Reilly*                 3/20/95
Director                        (Date)



ROBERT H. SPILMAN*
Robert H. Spilman*              3/20/95
Director                        (Date)



WILLIAM R. TIMKEN, JR.*
William R. Timken, Jr.*         3/20/95
Director                        (Date)






*By James E. Kline, Attorney-in-fact


/S/ JAMES E. KLINE
James E. Kline                     3/20/95
Vice President and General Counsel  (Date)

                                                          -17-

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
                                                                                          <C
YEAR ENDED DECEMBER 31, 1994

 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,537       $  2,384          $      -          $    742 -A       $ 15,179

 Deferred tax valuation allowance        29,962         (2,082)                -            (1,653)-B         29,533


Note A - Doubtful accounts charged off and currency translation adjustments Note B - Currency translation adjustments


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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



Note A - Doubtful accounts charged off and currency translation adjustments Note B - Currency translation adjustments


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

- -----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1992

 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,821       $  3,628          $      -          $  3,744  -A      $ 13,705


  Deferred tax valuation allowance       29,012 -B       1,429                 -                -             30,441






Note A - Doubtful accounts charged off and currency translation adjustments Note B - Valuation allowance recorded effective January 1, 1992 in accordance with adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"