Form 10-Q
period 1995-03-31
TRINOVA CORP
filed 1995-05-10
CIK 59198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

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


The number of Common Shares, $5 Par Value, outstanding as of April 28, 1995, was 28,813,258.


              This document, including exhibits, contains 19 pages.

                       The cover page consists of 1 page.

                    The Exhibit Index is located on page 15.

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995

                         INDEX TO INFORMATION IN REPORT
                               TRINOVA CORPORATION



                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   March 31, 1995 and December 31, 1994                                  3

  Condensed Statement of Operations -
   Three Months Ended March 31, 1995 and 1994                            4

  Condensed Statement of Cash Flows -
   Three Months Ended March 31, 1995 and 1994                            5

  Notes to Financial Statements                                          6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         7



PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders          10

  Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                              14


EXHIBIT INDEX                                                           15


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS            18


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    19

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)

                                                          March 31       December 31
                                                            1995            1994
                                                         ----------      ----------
ASSETS                                                  (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                $   14,957       $   27,928
Receivables                                                 327,990          247,531
Inventories:
In-process and finished products                            169,705          171,555
Raw materials and manufacturing supplies                     49,429           45,761
                                                         ----------       ----------
                                                            219,134          217,316
Other current assets                                         46,040           47,618
                                                         ----------       ----------

TOTAL CURRENT ASSETS                                        608,121          540,393
Plants and properties                                       898,725          869,831
Less accumulated depreciation                               513,805          490,025
                                                         ----------       ----------
                                                            384,920          379,806
Other assets                                                 77,144           80,835
                                                         ----------       ----------

TOTAL ASSETS                                             $1,070,185       $1,001,034
                                                         ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                            $   37,209       $    1,755
Accounts payable                                            107,399           96,587
Income taxes                                                 34,792           31,621
Other current liabilities                                   146,971          158,501
Current maturities of long-term debt                            815              930
                                                         ----------       ----------

TOTAL CURRENT LIABILITIES                                   327,186          289,394
Long-term debt                                              235,858          234,914
Postretirement benefits other than pensions                 120,429          120,848
Other liabilities                                            29,564           28,150
Deferred income taxes                                         7,431            7,682

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,813,258 and 28,795,909 shares,
 respectively (after deducting 5,396,638 and
 5,413,987 shares, respectively, in treasury)               144,070          143,979
Additional paid-in capital                                   12,831           12,511
Retained earnings                                           202,332          184,930
Currency translation adjustments                             (9,516)        (21,374)
                                                         ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                  349,717          320,046
                                                         ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,070,185       $1,001,034
                                                         ==========       ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)
                                                                Three Months Ended
                                                                     March 31
                                                             ------------------------

                                                                  1995         1994
                                                              ----------   ----------
Net sales                                                      $ 498,635    $ 439,831
Cost of products sold                                            376,193      331,366
                                                              ----------   ----------

MANUFACTURING INCOME                                             122,442      108,465

Selling and general administrative expenses                       66,275       62,047
Engineering, research and development expenses                    15,026       14,026
                                                              ----------   ----------


OPERATING INCOME                                                  41,141       32,392

Interest expense                                                  (4,973)      (5,741)
Other expenses-net                                                (3,880)      (6,177)
                                                              ----------   ----------

INCOME BEFORE INCOME TAXES                                        32,288       20,474
Income taxes                                                       9,700        7,200
                                                              ----------   ----------

NET INCOME                                                     $  22,588    $  13,274
                                                              ==========   ==========

NET INCOME PER SHARE                                           $     .77    $     .46
                                                              ==========   ==========

Cash dividends per common share                                $     .18    $     .17
                                                              ==========   ==========

Average shares outstanding                                        30,734       30,745
                                                              ==========   ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)
                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------

                                                                   1995             1994
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                      $  22,588        $  13,274
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     15,380           15,158
  Changes in working capital elements,
   other than debt                                                (63,778)         (16,608)
  Other                                                            (1,500)           8,600
                                                               ----------        ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (27,310)          20,424

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (17,939)         (11,718)
Other                                                                  78              834
                                                               ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                             (17,861)         (10,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-and long-term debt                35,610          (13,541)
Cash dividends                                                     (5,186)          (4,879)
Stock issuance under stock plans                                      411            8,655
                                                               ----------       ----------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   30,835           (9,765)
Effect of exchange rate changes on cash                             1,365           (1,347)
                                                               ----------       ----------


DECREASE IN CASH AND CASH EQUIVALENTS                             (12,971)          (1,572)

Cash and cash equivalents at beginning of period                   27,928           20,534
                                                               ----------       ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  14,957        $  18,962
                                                               ==========       ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the audited 1994 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Income Taxes

The Company's effective income tax rate is estimated to be 30% for 1995 as reported for the first quarter. The lower than normal effective tax rate reflects the utilization of tax loss carryforwards in Germany for which valuation allowances were previously provided against the related deferred tax assets. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.


Note 3 - Net Income per Share

Net income per share is computed using the average number of common shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6% convertible debentures was included in average shares outstanding, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share, net income was increased for the after-tax equivalent of interest expense on the 6% convertible debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

First Quarter 1995 Compared with First Quarter 1994

The following data provide highlights for the first quarter 1995 compared with the first quarter 1994.



(dollars in thousands,                         First Quarter            Percent
                                          ------------------------     Increase
except per share data)                      1995           1994       (Decrease)
                                          --------       --------     ----------
CONSOLIDATED
Net sales                                  $ 498,635     $ 439,831      13.4%
Manufacturing income                         122,442       108,465      12.9
Manufacturing margin (%)                        24.6          24.7
Operating income                              41,141        32,392      27.0
Operating margin (%)                             8.3           7.4
Net income                                    22,588        13,274      70.2
Net income per share                             .77           .46      67.4

INDUSTRIAL
Net sales                                    276,255       232,768      18.7
Operating income                              30,207        16,772      80.1
Operating margin (%)                            10.9           7.2
Order intake                                 300,786       254,155      18.3
Order backlog at March 31                    206,130       164,661      25.2

AUTOMOTIVE
Net sales                                    140,183       128,564       9.0
Operating income                              10,182        13,945     (27.0)
Operating margin (%)                             7.3          10.8

AEROSPACE & DEFENSE
Net sales                                     82,197        78,499       4.7
Operating income                               7,160         6,501      10.1
Operating margin (%)                             8.7           8.3
Order intake                                  79,952        81,140      (1.5)
Order backlog at March 31                    266,815       273,327      (2.4)


Higher sales for each of the Company's segments - Industrial, Automotive, and Aerospace & Defense - led to first-quarter 1995 sales that were $58.8 million, or 13.4%, greater than the 1994 first quarter. U.S. sales increased $20.7 million, or 7.1%, while non-U.S. sales increased $38.1 million, or 25.6%. Changes in currency exchange rates due to a weaker U.S. dollar accounted for nearly $17.5 million of the non-U.S. sales increase in the first quarter.

Worldwide industrial sales were at near-record levels in the 1995 first quarter, increasing $43.5 million, or 18.7%, over the 1994 first quarter, reflecting increases in most of the Company's industrial markets, including distributor sales. U.S. industrial sales continued to strengthen in the 1995 first quarter, increasing $21.7 million, or 14%, over the 1994 first quarter and nearly 16% over the fourth quarter. Non-U.S. sales, particularly Europe, likewise showed marked improvement over the prior year, increasing nearly $21.8 million, or 28%, over the first quarter and 12% over the 1994 fourth quarter. Changes in currency exchange rates amounted to nearly $7 million, or 32% of the non-U.S. industrial sales increase. Order intake for the first quarter also showed marked improvement compared with the prior year. First-quarter 1995 order intake increased 18.3% over the 1994 first quarter, resulting in order backlog at March 31, 1995, of $206.1 million which was $41.5 million, or 25.2%, greater than at March 31, 1994.

First-quarter automotive sales were $11.6 million, or 9%, greater than the 1994 first quarter. European automotive sales increased $16.4 million, or 29%, largely the result of stronger sales in the European automotive connectors market. Nearly $9 million of this increase resulted from changes in currency exchange rates. U.S. automotive sales, conversely, declined nearly 7% from the 1994 first quarter. Declines in U.S. auto production and the phase out of certain automotive programs contributed to the Company's lower U.S. automotive sales.

Aerospace & defense sales increased $3.7 million, or 4.7%, from the 1994 first quarter due to a combination of higher original equipment and spare parts sales, including new business on helicopter and special commercial and military programs. Order backlog of $266.8 million was $6.5 million, or 2.4%, lower than at March 31, 1994.

Consolidated manufacturing income increased $14 million, or 12.9%. Manufacturing margin, however, remained flat - 24.6% for the 1995 first quarter compared with 24.7% for the 1994 first quarter. Manufacturing income and margin for the industrial segment improved significantly over the 1994 first quarter, the result of both increased sales volume and benefits from the Company's restructuring initiatives in the U.S. and Europe. Manufacturing income for industrial's U.S. and non-U.S. operations increased 20.5% and 45.5%, respectively. Despite increased sales, manufacturing income and margin for the automotive segment declined from the 1994 first quarter. Higher European automotive sales bolstered manufacturing income for that region, although the resulting change in sales mix depressed margins. U.S. automotive manufacturing income and margin deteriorated from the 1994 first quarter due to both lower sales, particularly the impact of program phase-outs at certain U.S. facilities, and manufacturing inefficiencies. Higher sales and continued cost-containment efforts in the aerospace & defense segment led to slightly improved manufacturing income, although manufacturing margin remained flat compared with the 1994 first quarter.

Selling and general administrative and engineering, research and development expenses (operating expenses) were $5.2 million higher than in the 1994 first quarter. As a percent of sales, however, operating expenses declined to 16.3% in the 1995 first quarter compared with 17.3% in the first quarter of 1994.

Increased costs in the 1995 first quarter included, among other things, costs associated with marketing and engineering efforts to generate growth opportunities, the effects of changes in currency exchange rates and provisions for incentive compensation and profit-sharing associated with higher levels of earnings. The effects of reducing the number of selling and administrative personnel by nearly 8.5% from the 1994 first quarter levels partially offset these higher costs.

Interest expense for the 1995 first quarter was $800,000 lower than in the 1994 first quarter, reflecting the effect of lower average debt levels in 1995. Other expenses - net were $2.3 million lower in the 1995 first quarter than in the 1994 first quarter, primarily due to lower exchange losses in Brazil.

Net income for the first quarter of 1995 amounted to $22.6 million, or 77 cents per share, compared with $13.3 million, or 46 cents per share, in the 1994 first quarter. The Company's effective income tax rate is estimated to be 30% for 1995 as reported for the first quarter. The lower than normal effective tax rate reflects the utilization of tax loss carryforwards in Germany for which valuation allowances were previously provided against the related deferred tax assets. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.

Liquidity, Working Capital and Capital Investment

Cash used in operating activities amounted to $27.3 million in the 1995 first quarter. First-quarter working capital requirements amounted to $63.8 million and included $50 million to liquidate the Company's program for the sale of accounts receivable. Despite increasing sales volume throughout 1994 and into 1995, the Company has been able to hold inventory balances at relatively constant levels. Cash provided by operations in the first quarter of 1994 amounted to $20.4 million. Dividend payments were increased in the 1995 first quarter to 18 cents per share from 17 cents per share in the 1994 first quarter. First-quarter 1995 short-term borrowings totaled $35.6 million and included cash required, in part, to liquidate the accounts receivable sales program. As a result of this additional short-term debt, the debt-to-capitalization ratio (debt divided by debt plus equity) increased to 43.9% from 42.6% at December 31, 1994.

Under terms of a revolving credit agreement with a consortium of U.S. and non-U.S. banks, the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at March 31, 1995, was $160 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. During the 1995 first quarter, Moody's Investors Service upgraded the Company's short-term debt rating for commercial paper to Prime-2 from Prime-3, and Standard & Poor's Corporation affirmed its existing debt ratings. The Company expects that cash flow from operations for the remainder of the year will be sufficient to meet normal operating requirements.

PART II - OTHER INFORMATION
TRINOVA CORPORATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 20, 1995, in Maumee, Ohio, the shareholders elected directors and ratified the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1995. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of TRINOVA for the annual meeting:

     To elect directors:

                                                    WITHHOLD       BROKER
          NOMINEE                     FOR          AUTHORITY     NON-VOTES

      Darryl F. Allen              25,917,338        164,392          0

      Purdy Crawford               25,920,430        161,300          0

      Joseph C. Farrell            25,909,305        172,425          0

      David R. Goode               25,909,982        171,748          0

      Paul A. Ormond               25,909,024        172,706          0

      John P. Reilly               25,910,730        171,000          0

      Robert H. Spilman            25,915,803        165,927          0

      William R. Timken, Jr.       25,921,018        160,712          0


      To ratify the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1995:

            FOR                                   25,953,319

            AGAINST                                   90,988

            ABSTAIN                                   37,423

            BROKER NON-VOTES                               0

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed hereunder as part of Part I:

      Exhibit (11)         Statement re: Computation of Per Share Earnings

 (b)  The following exhibit is filed hereunder as part of Part II:

      Exhibit (27)         Financial Data Schedule

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

       Exhibit (4)-2      7.95% Notes Due 1997, issued pursuant to the
                          Indenture, dated as of January 28, 1988, between TRINOVA Corporation and NBD Bank (formerly National
                          Bank of Detroit), as supplemented by the First
                          Supplemental Indenture, dated as of May 4, 1992, between TRINOVA Corporation and NBD Bank filed as Exhibit (4)-2 to Form SE filed on May 6, 1992

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

       Exhibit (10)-1     TRINOVA Corporation 1982 Stock Option Plan, filed as
                          Exhibit (10)-1 to Form SE filed on March 18, 1993

       Exhibit (10)-2     TRINOVA Corporation 1984 Incentive Compensation
                          Plan, filed as Exhibit (10)-2 to Form SE filed on March 18, 1993

       Exhibit (10)-3     TRINOVA Corporation 1987 Stock Option Plan, filed as
                          Exhibit (10)-3 to Form SE filed on March 18, 1993

       Exhibit (10)-4     Change in Control Agreement for Officers, filed as
                          Exhibit (10)-4 to Form SE filed on March 18, 1993
                          (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)

       Exhibit (10)-5     Change in Control Agreement for Non-officers, filed
                          as Exhibit (10)-5 to Form SE filed on March 18, 1993
                          (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

       Exhibit (10)-6     TRINOVA Corporation 1994 Stock Incentive Plan, filed
                          as Appendix A to the proxy statement for the annual meeting held on April 21, 1994

       Exhibit (10)-7     TRINOVA Corporation 1989 Non-Employee Directors'
                          Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

       Exhibit (10)-8     TRINOVA Corporation Plan for Optional Deferment of
                          Directors' Fees (amended and restated effective
                          April 1, 1995) filed as Exhibit (10)-8 to Form 10-K filed on March 20, 1995

       Exhibit (10)-9     TRINOVA Corporation Directors' Retirement Plan
                          (amended and restated effective January 1, 1990), filed as Exhibit (10)-9 to Form 10-K filed on March
                          20, 1995

       Exhibit (10)-10    TRINOVA Corporation Supplemental Benefit Plan
                          (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-K filed on March
                          20, 1995

       Exhibit (10)-11    TRINOVA Corporation Voluntary Deferred Compensation
                          Plan (effective April 1, 1995), filed as Exhibit
                          (10)-11 to Form 10-K filed on March 20, 1995

       Exhibit (99(i))-1  TRINOVA Corporation Directors' Charitable Award
                          Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-2  Credit Agreement, dated as of August 31, 1994, among
                          TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed on November 3, 1994

(b)    There were no reports on Form 8-K filed for the quarter ended March
       31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
     May 10, 1995                  Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
     May 10, 1995                  -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)