Form 10-Q
period 1995-06-30
TRINOVA CORP
filed 1995-08-10
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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


The number of Common Shares, $5 Par Value, outstanding as of July 28, 1995, was 28,889,055.


             This document, including exhibits, contains 27 pages.

                      The cover page consists of 1 page.

                   The Exhibit Index is located on page 17.

                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1995
                        INDEX TO INFORMATION IN REPORT
                              TRINOVA CORPORATION



                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   June 30, 1995 and December 31, 1994                                  3

  Condensed Statement of Income -
   Three Months and Six Months Ended
   June 30, 1995 and 1994                                               4

  Condensed Statement of Cash Flows -
   Six Months Ended June 30, 1995 and 1994                              5

  Notes to Financial Statements                                         6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        7



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                             16


EXHIBIT INDEX                                                          17

EXHIBIT (10)-11 - TRINOVA CORPORATION SUPPLEMENTAL BENEFIT PLAN        20


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS           26


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                   27

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)
(Unaudited)


                                                         June 30       December 31
ASSETS                                                     1995            1994
CURRENT ASSETS                                          ----------      -----------
Cash and cash equivalents                               $   17,493      $   27,928
Receivables                                                325,770         247,531
Inventories:
In-process and finished products                           176,662         171,555
Raw materials and manufacturing supplies                    49,042          45,761
                                                        ----------      ----------
                                                           225,704         217,316
Other current assets                                        43,441          47,618
                                                        ----------      ----------

TOTAL CURRENT ASSETS                                       612,408         540,393
Plants and properties                                      917,306         869,831
Less accumulated depreciation                              525,701         490,025
                                                        ----------      ----------
                                                           391,605         379,806
Other assets                                                85,447          80,835
                                                        ----------      ----------

TOTAL ASSETS                                            $1,089,460      $1,001,034
                                                        ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                           $    5,845      $    1,755
Accounts payable                                           105,467          96,587
Income taxes                                                35,515          31,621
Other current liabilities                                  164,943         158,501
Current maturities of long-term debt                           510             930
                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                  312,280         289,394
Long-term debt                                             235,814         234,914
Postretirement benefits other than pensions                120,344         120,848
Other liabilities                                           30,614          28,150
Deferred income taxes                                        7,386           7,682

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,821,305 and 28,795,909 shares,
 respectively (after deducting 5,388,591 and
 5,413,987 shares, respectively, in treasury)              144,111         143,979
Additional paid-in capital                                  12,979          12,511
Retained earnings                                          230,425         184,930
Currency translation adjustments                            (4,493)        (21,374)
                                                        ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                 383,022         320,046
                                                        ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $1,089,460      $1,001,034
                                                        ==========      ==========

<NOTE>

The Notes to Financial Statements are an integral part of this statement.

</NOTE>

CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)

                                         Three Months Ended         Six Months Ended
                                               June 30                   June 30
                                      ------------------------  ------------------------
                                          1995         1994          1995        1994
                                       ----------   ----------    ----------  ----------
Net sales                              $  501,617   $  460,863    $1,000,252  $  900,694
Cost of products sold                     370,696      345,437       746,889     676,803
                                       ----------   ----------    ----------  ----------

MANUFACTURING INCOME                      130,921      115,426       253,363     223,891

Selling and general administrative
 expenses                                  64,537       62,195       130,812     124,242
Engineering, research and development
 expenses                                  15,805       13,740        30,831      27,766
                                       ----------   ----------    ----------  ----------

OPERATING INCOME                           50,579       39,491        91,720      71,883

Interest expense                           (4,933)      (5,475)       (9,906)    (11,216)
Other expenses-net                         (2,466)      (4,292)       (6,346)    (10,469)
                                       ----------   ----------    ----------  ----------

INCOME BEFORE INCOME TAXES                 43,180       29,724        75,468      50,198
Income taxes                                9,900       10,400        19,600      17,600
                                       ----------   ----------    ----------  ----------

NET INCOME                             $   33,280   $   19,324    $   55,868  $   32,598
                                       ==========   ==========    ==========  ==========

NET INCOME PER SHARE                   $     1.11   $      .66    $     1.88  $     1.12
                                       ==========   ==========    ==========  ==========

Cash dividends per common share        $      .18   $      .17    $      .36  $      .34
                                       ==========   ==========    ==========  ==========

Average shares outstanding                 30,790       30,866        30,787      30,780
                                       ==========   ==========    ==========  ==========

<NOTE>
The Notes to Financial Statements are an integral part of this statement.

</NOTE>

CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)



                                                                   Six Months Ended
                                                                        June 30
                                                                 --------------------

                                                                  1995            1994
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                     $   55,868      $   32,598
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     31,231          30,287
  Changes in working capital elements,
   other than debt                                                (45,996)           (374)
  Other                                                            (5,285)          4,230
                                                               ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          35,818          66,741

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (41,870)        (26,617)
Other                                                                 (34)          1,149
                                                               ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                             (41,904)        (25,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-and long-term debt                 3,832         (45,696)
Cash dividends                                                    (10,373)         (9,765)
Stock issuance under stock plans                                      449           8,981
                                                               ----------      ----------


NET CASH USED BY FINANCING ACTIVITIES                              (6,092)        (46,480)
Effect of exchange rate changes on cash                             1,743          (2,331)
                                                               ----------      ----------


DECREASE IN CASH AND CASH EQUIVALENTS                             (10,435)         (7,538)

Cash and cash equivalents at beginning of period                   27,928          20,534
                                                               ----------      ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   17,493      $   12,996
                                                               ==========      ==========

<NOTE>

The Notes to Financial Statements are an integral part of this statement.

</NOTE>

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the audited 1994 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Income Taxes

In the 1995 second quarter, the estimated annual effective income tax rate was reduced to 26% from 30% as reported in the 1995 first quarter. The rate reduction was attributable to several factors, including the effect of higher projected earnings in lower-tax-rate countries, higher after-tax earnings of investments in unconsolidated affiliates and greater utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided. The change in the estimated annual effective income tax rate increased net income for the 1995 second quarter and six-month period by $3 million, or 10 cents per share. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.


Note 3 - Accounts Receivable Sold

"Changes in working capital elements, other than debt" in the Condensed Statement of Cash Flows includes a $50 million increase in working capital resulting from termination of the Company's program for the sale of accounts receivable.


Note 4 - Net Income per Share

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Second Quarter 1995 Compared with Second Quarter 1994

The following data provide highlights for the second quarter 1995 compared with the second quarter 1994.



                                               Second Quarter        Percent
(dollars in thousands,                     -------------------       Increase
except per share data)                     1995           1994      (Decrease)
                                           ----           ----      ----------

CONSOLIDATED
Net sales                                  $501,617      $460,863       8.8%
Manufacturing income                        130,921       115,426      13.4
Manufacturing margin (%)                       26.1          25.0
Operating income                             50,579        39,491      28.1
Operating margin (%)                           10.1           8.6
Net income                                   33,280        19,324      72.2
Net income per share                           1.11           .66      68.2

INDUSTRIAL
Net sales                                   282,853       247,474      14.3
Operating income                             38,883        24,939      55.9
Operating margin (%)                           13.7          10.1
Order intake                                270,194       263,813       2.4
Order backlog at June 30                    192,726       179,397       7.4

AUTOMOTIVE
Net sales                                   133,738       135,058      (1.0)
Operating income                              9,536        14,144     (32.6)
Operating margin (%)                            7.1          10.5

AEROSPACE & DEFENSE
Net sales                                    85,026        78,331       8.5
Operating income                              8,480         6,120      38.6
Operating margin (%)                           10.0           7.8
Order intake                                 76,138        73,713       3.3
Order backlog at June 30                    257,394       269,976      (4.7)

Second-quarter 1995 sales increased $40.8 million, or 8.8%, over the 1994 second quarter. Industrial and aerospace & defense sales increased 14.3% and 8.5%, respectively, while automotive sales declined 1%. U.S. sales increased $13.3 million and non-U.S. sales, principally in Europe, increased $27.5 million. Approximately 50% of the non-U.S. sales increase was the result of changes in currency exchange rates, primarily due to the continued weakening of the U.S. dollar compared with other major currencies.

Industrial sales increased $35.4 million, or 14.3%, over the 1994 second quarter. U.S. industrial sales, which account for nearly two-thirds of the Company's industrial sales, increased $18.5 million, or 11.5%, over the 1994 second quarter. Non-U.S. industrial sales increased $16.9 million, or 17.5%, over the prior year. Changes in currency exchange rates accounted for nearly $5 million of the non-U.S. industrial sales increase. Second-quarter 1995 sales increased $6.6 million, or 2.4%, over the 1995 first quarter, reflecting continued momentum in the Company's principal industrial markets. Most of this increase was in the U.S. and Asian regions, as European sales were relatively flat compared with the first quarter. Second-quarter 1995 order intake of $270.2 million represented a $6.4 million, or 2.4%, increase over the prior year. Order backlog at June 30, 1995, was $192.7 million, compared with $179.4 million at June 30, 1994.

Second-quarter 1995 automotive sales were $1.3 million, or 1%, lower than in the 1994 second quarter. Increased European automotive segment sales, particularly air conditioning and power steering connectors, nearly offset the decline in U.S. automotive segment sales. European automotive sales increased $10.6 million, or 16.9%, over the prior-year period. Nearly $8 million of this increase resulted from changes in currency exchange rates. Demand for automotive connectors in Europe is expected to remain strong throughout the year. U.S. automotive segment sales in the 1995 second quarter declined $11.9 million, or 16.6%, from the 1994 second quarter, reflecting the expected phase out of certain automotive programs as well as continued decline in U.S. auto production. U.S. auto production for the remainder of 1995 is expected to remain at levels lower than the prior year.

Aerospace & defense sales increased $6.7 million, or 8.5%, over the 1994 second quarter and also improved over the 1995 first quarter. Although this market remains soft, the Company's aerospace & defense business continues to show a progression of increasing quarterly sales, the result of both winning available new business and displacing competitors on existing programs. Order intake for the second quarter of $76.1 million was $2.4 million, or 3.3%, higher than in the 1994 second quarter. Order backlog of $257.4 million was $12.6 million, or 4.7%, lower than at June 30, 1994.

Consolidated manufacturing income and manufacturing margin improved over the 1994 second quarter. Manufacturing income increased $15.5 million, or 13.4%, and manufacturing margin improved from 25% in the 1994 second quarter to 26.1% in the 1995 second quarter. As with the 1995 first quarter, the 1995 second-quarter earnings improvement was led by the industrial segment. Manufacturing income and margin for the industrial segment improved significantly over the 1994 second quarter, principally the result of both increased sales and benefits from restructuring initiatives to improve manufacturing and distribution processes. Manufacturing income and margin for the automotive segment declined from the 1994 second quarter, due to the impact of lower sales in the U.S., the phase out of certain high-margin programs and manufacturing inefficiencies in certain of the U.S. automotive plastics operations. Second-quarter 1995 manufacturing income and margin for European automotive operations increased over the comparable 1994 period. Higher sales and continued cost-containment efforts in the aerospace & defense segment generated second-quarter 1995 manufacturing income and margin exceeding that of the 1994 second quarter.

Selling and general administrative and engineering, research and development expenses (operating expenses) were $4.4 million higher than in the 1994 second quarter. However, as a percent of sales, operating expenses declined to 16% in the 1995 second quarter compared with 16.5% in the second quarter of 1994. Increased costs in the 1995 second quarter principally relate to changes in currency exchange rates and provisions for incentive compensation and profit-sharing associated with the higher earnings level.

Interest expense in the 1995 second quarter was $542,000 lower than in the 1994 second quarter due to lower average debt levels in 1995. Other expenses
- net were $1.8 million lower in the 1995 second quarter compared with the comparable 1994 period primarily due to lower exchange losses in Brazil and higher income from unconsolidated affiliates.

Net income for the 1995 second quarter amounting to $33.3 million, or $1.11 per share, was the highest of any quarter in the Company's history and compares with second-quarter 1994 net income of $19.3 million, or 66 cents per share. This represents a 68% increase in net income per share over the 1994 second quarter. In the 1995 second quarter, the estimated annual effective tax rate was reduced to 26% from 30% as reported in the 1995 first quarter. The rate reduction was attributable to several factors, including the effect of higher projected earnings in lower-tax-rate countries, higher after-tax earnings of investments in unconsolidated affiliates and greater utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided. The change in the estimated annual effective income tax rate increased net income for the 1995 second quarter and six-month period by $3 million, or 10 cents per share. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.

Six Months 1995 Compared with Six Months 1994

The following data provide highlights for the first six months of 1995 compared with the first six months of 1994.

                                             Six Months Ended
                                                   June 30          Percent
(dollars in thousands,                     -------------------      Increase
except per share data)                     1995           1994     (Decrease)
                                           ----           ----     ----------

CONSOLIDATED
Net sales                                $1,000,252      $900,694        11.1%
Manufacturing income                        253,363       223,891        13.2
Manufacturing margin (%)                       25.3          24.9
Operating income                             91,720        71,883        27.6
Operating margin (%)                            9.2           8.0
Net income                                   55,868        32,598        71.4
Net income per share                           1.88          1.12        67.9

INDUSTRIAL
Net sales                                   559,108       480,242        16.4
Operating income                             69,090        41,711        65.6
Operating margin (%)                           12.4           8.7
Order intake                                570,980       517,968        10.2
Order backlog at June 30                    192,726       179,397         7.4

AUTOMOTIVE
Net sales                                   273,921       263,622         3.9
Operating income                             19,719        28,089       (29.8)
Operating margin (%)                            7.2          10.7

AEROSPACE & DEFENSE
Net sales                                   167,223       156,830         6.6
Operating income                             15,641        12,621        23.9
Operating margin (%)                            9.4           8.0
Order intake                                156,089       154,853          .8
Order backlog at June 30                    257,394       269,976        (4.7)

Sales exceeding $1 billion for the first six months of 1995 were a record for the Company and were $99.6 million, or 11.1%, higher than in the comparable 1994 period. U.S. sales increased $34 million, or 5.8%, while non-U.S. sales, principally Europe, increased $65.6 million, or 21%. Nearly $32 million of the non-U.S. sales increase was due to changes in currency exchange rates.

Industrial sales for the first six months of 1995 amounting to $559.1 million were also a record and were $78.9 million, or 16.4%, higher than in the comparable 1994 period. Industrial sales in all regions - U.S., Europe, Asia and South America - showed significant percentage gains over the prior year's six-month period. Changes in exchange rates accounted for approximately $12 million of the increase.

Automotive sales increased $10.3 million, or 3.9%, over the 1994 six-month period. U.S. automotive segment sales declined $16.7 million, or 11.6%, from the comparable 1994 period. This lower U.S. automotive segment sales volume was the result of the phase out of certain of the Company's U.S. automotive programs and declining auto industry production compared with the prior year. European automotive segment sales, conversely, increased $27 million, or 22.5%, from the prior year's six-month period. Nearly 60% of the European sales increase was due to changes in currency exchange rates.

Aerospace & defense sales for the first six months of 1995 were $10.4 million, or 6.6%, greater than the comparable 1994 period. The aerospace & defense segment continues to show modest growth in markets that are still soft.

Manufacturing income and margin for the first six months of 1995 improved over the comparable 1994 period, similar to the factors as described for the second quarter. The industrial segment achieved significant gains in manufacturing income and margin over the prior year, benefitting from higher sales and the effects of restructured manufacturing and distribution processes. The aerospace & defense segment recognized more modest increases to manufacturing income and margin, while results for the automotive segment declined, largely due to reduced U.S. volume, program phase-outs and manufacturing inefficiencies.

Although lower as a percent of sales, overhead expenses for the 1995 six-month period were $9.6 million, or 6.3%, higher than in the comparable 1994 period. Like the second quarter, overhead expenses for the industrial and aerospace & defense segments were greater in 1995, while overhead expenses for the automotive segment were lower.

Interest expense for the 1995 six-month period was $1.3 million lower than in the first six months of 1994, reflecting the effect of lower average debt levels in 1995. Other expenses - net were $4.1 million lower in 1995 due, in part, to lower exchange losses in Brazil during 1995 and higher income from unconsolidated affiliates.

Net income for the first six months of 1995 amounting to $55.9 million, or $1.88 per share, was a record for the Company and was $23.3 million, or 76 cents per share, greater than net income for the 1994 first six months. The reduction in the estimated annual effective tax rate from 30% in the first quarter to 26% in the second quarter increased net income for the 1995 six-month period by $3 million, or 10 cents per share.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first six months of 1995 totaled $35.8 million, compared with $66.7 million for the six months ended June 30, 1994. 1995 cash provided by operations includes a $50 million increase in working capital resulting from the termination of the Company's program for the sale of accounts receivable. Despite the increasing sales volume, the Company has been able to hold inventory balances at relatively constant levels. 1995 quarterly dividend payments were increased to 18 cents per share from 17 cents per share in 1994. Dividends totaling $10.4 million have been paid in 1995, compared with $9.8 million in the first six months of 1994.

Debt payments for the first six months of 1995 totaled $3.8 million. The debt-to-capitalization ratio (debt divided by debt plus equity) declined from 42.6% at December 31, 1994, to 38.7% at June 30, 1995.

Under terms of a revolving credit agreement with a consortium of U.S. and non-U.S. banks, the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowing and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at June 30, 1995, was $170.7 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operations for the remainder of the year will be sufficient to meet normal operating requirements.

TRINOVA CORPORATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed hereunder as part of Part I:

       Exhibit (11)       Statement re: Computation of Per Share Earnings

 (b)  The following exhibits are filed as part of Part II:

       Exhibit (10)-11   TRINOVA Corporation Supplemental Benefit Plan
                         (amended and restated July 18, 1995, but effective
                         January 1, 1995)

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

       Exhibit (4)-4     Rights Agreement, dated January 26, 1989, between
                         TRINOVA Corporation and First Chicago Trust Company of New York filed as Exhibit (2) to Form 8-A filed on January 27, 1989, as amended by the First
                         Amendment to Rights Agreement, filed as Exhibit (5)
                         to Form 8 filed on July 1, 1992

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

       Exhibit (10)-10   TRINOVA Corporation Voluntary Deferred Compensation
                         Plan (effective April 1, 1995), filed as Exhibit
                         (10)-11 to Form 10-K filed on March 20, 1995

       Exhibit (99(i))-1 TRINOVA Corporation Directors' Charitable Award
                         Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-2 Credit Agreement, dated as of August 31, 1994, among
                         TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed on November 3, 1994

(b)    There were no reports on Form 8-K filed for the quarter ended
       June 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
    August 10, 1995                Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
    August 10, 1995                -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)