Form 10-Q
period 1995-09-30
TRINOVA CORP
filed 1995-11-09
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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


The number of Common Shares, $5 Par Value, outstanding as of October 31, 1995, was 28,993,887.


             This document, including exhibits, contains 21 pages.

                      The cover page consists of 1 page.

                   The Exhibit Index is located on page 17.

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1995

                        INDEX TO INFORMATION IN REPORT
                              TRINOVA CORPORATION



                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   September 30, 1995 and December 31, 1994                             3

  Condensed Statement of Income -
   Three Months and Nine Months Ended
   September 30, 1995 and 1994                                          4

  Condensed Statement of Cash Flows -
   Nine Months Ended September 30, 1995 and 1994                        5

  Notes to Financial Statements                                         6

  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                             16

EXHIBIT INDEX                                                          17

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS           20

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                   21

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements



STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)
(Unaudited)


                                                       September 30    December 31
ASSETS                                                     1995            1994
CURRENT ASSETS                                          ----------      -----------

Cash and cash equivalents                               $   14,374      $   27,928
Receivables                                                309,249         247,531
Inventories:
In-process and finished products                           187,265         171,555
Raw materials and manufacturing supplies                    50,680          45,761
                                                        ----------      ----------
                                                           237,945         217,316
Other current assets                                        40,580          47,618
                                                        ----------      ----------

TOTAL CURRENT ASSETS                                       602,148         540,393
Plants and properties                                      932,765         869,831
Less accumulated depreciation                              533,645         490,025
                                                        ----------      ----------
                                                           399,120        379,806
Other assets                                                94,122          80,835
                                                        ----------      ----------

TOTAL ASSETS                                            $1,095,390      $1,001,034
                                                        ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                           $    3,674      $    1,755
Accounts payable                                            98,671          96,587
Income taxes                                                47,303          31,621
Other current liabilities                                  167,840         158,501
Current maturities of long-term debt                           419             930
                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                  317,907         289,394
Long-term debt                                             227,800         234,914
Postretirement benefits other than pensions                120,218         120,848
Other liabilities                                           30,455          28,150
Deferred income taxes                                        7,632           7,682

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,993,887 and 28,795,909 shares,
 respectively (after deducting 5,216,009 and
 5,413,987 shares, respectively, in treasury)              144,969         143,979
Additional paid-in capital                                  16,972          12,511
Retained earnings                                          244,216         184,930
Currency translation adjustments                           (14,779)        (21,374)
                                                        ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                 391,378         320,046
                                                        ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $1,095,390      $1,001,034
                                                        ==========      ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)

                                         Three Months Ended         Nine Months Ended
                                            September 30              September 30
                                      ------------------------  ------------------------
                                          1995         1994          1995        1994
                                       ----------   ----------    ----------  ----------
Net sales                              $  441,445   $  437,587    $1,441,697  $1,338,281
Cost of products sold                     330,489      331,106     1,077,378   1,007,909
                                       ----------   ----------    ----------  ----------

MANUFACTURING INCOME                      110,956      106,481       364,319     330,372

Selling and general administrative
 expenses                                  61,034       58,983       191,846     183,225
Engineering, research and development
 expenses                                  15,516       13,775        46,347      41,541
                                       ----------   ----------    ----------  ----------

OPERATING INCOME                           34,406       33,723       126,126     105,606

Interest expense                           (4,612)      (5,044)      (14,518)    (16,260)
Other expenses-net                         (4,095)      (5,448)      (10,441)    (15,917)
                                       ----------   ----------    ----------  ----------

INCOME BEFORE INCOME TAXES                 25,699       23,231       101,167      73,429
Income taxes                                6,700        8,100        26,300      25,700
                                       ----------   ----------    ----------  ----------

NET INCOME                             $   18,999   $   15,131    $   74,867  $   47,729
                                       ==========   ==========    ==========  ==========

NET INCOME PER SHARE                   $      .64   $      .52    $     2.52  $     1.64
                                       ==========   ==========    ==========  ==========

Cash dividends per common share        $      .18   $      .17    $      .54  $      .51
                                       ==========   ==========    ==========  ==========

Average shares outstanding                 30,924       30,903        30,865      30,823
                                       ==========   ==========    ==========  ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)

                                                                   Nine Months Ended
                                                                     September 30
                                                                 --------------------

                                                                  1995            1994
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                     $   74,867      $   47,729
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     47,038          45,498
  Changes in working capital elements,
   other than debt                                                (43,371)          1,790
  Other                                                            (9,022)          2,234
                                                               ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          69,512          97,251

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (67,696)        (37,892)
Other                                                                 339           1,409
                                                               ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                             (67,357)        (36,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-and long-term debt                           (6,567)        (62,680)
Cash dividends                                                    (15,581)        (14,658)
Stock issuance under stock plans                                    5,040          10,163
                                                               ----------      ----------


NET CASH USED BY FINANCING ACTIVITIES                             (17,108)        (67,175)
Effect of exchange rate changes on cash                             1,399          (1,834)
                                                               ----------      ----------


DECREASE IN CASH AND CASH EQUIVALENTS                             (13,554)         (8,241)

Cash and cash equivalents at beginning of period                   27,928          20,534
                                                               ----------      ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   14,374      $   12,293
                                                               ==========      ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the audited 1994 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Income Taxes

The estimated annual effective income tax rate for 1995 is 26% compared with 35% for 1994. The lower annual effective income tax rate in 1995 is attributable to several factors, including the effects of higher projected earnings in lower-tax-rate countries, higher after-tax earnings of investments in unconsolidated affiliates and greater utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.


Note 3 - Accounts Receivable Sold

"Changes in working capital elements, other than debt" in the 1995 Condensed Statement of Cash Flows includes a $50 million increase in working capital resulting from termination of the Company's program for the sale of accounts receivable.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Third Quarter 1995 Compared with Third Quarter 1994

The following data provide highlights for the third quarter 1995 compared with the third quarter 1994.

                                               Third Quarter         Percent
(dollars in thousands,                     -------------------       Increase
except per share data)                     1995           1994      (Decrease)
                                           ----           ----      ----------

CONSOLIDATED
Net sales                                  $441,445      $437,587        .9%
Manufacturing income                        110,956       106,481       4.2
Manufacturing margin (%)                       25.1          24.3
Operating income                             34,406        33,723       2.0
Operating margin (%)                            7.8           7.7
Net income                                   18,999        15,131      25.6
Net income per share                            .64           .52      23.1

INDUSTRIAL
Net sales                                   246,911       241,669       2.2
Operating income                             27,084        25,445       6.4
Operating margin (%)                           11.0          10.5
Order intake                                237,396       246,562      (3.7)
Order backlog at September 30               178,826       179,922       (.6)

AUTOMOTIVE
Net sales                                   105,614       119,184     (11.4)
Operating income                              1,537         8,214     (81.3)
Operating margin (%)                            1.5           6.9

AEROSPACE & DEFENSE
Net sales                                    88,920        76,734      15.9
Operating income                             11,635         6,188      88.0
Operating margin (%)                           13.1           8.1
Order intake                                 97,429        80,864      20.5
Order backlog at September 30               265,335       275,705      (3.8)

Third-quarter 1995 sales increased $3.9 million over the 1994 third quarter. Industrial and aerospace & defense sales increased 2.2% and 15.9%, respectively, while automotive sales declined 11.4%. Consolidated U.S. sales declined $7.4 million due to lower U.S. automotive sales. Consolidated non-U.S. sales, principally in Europe, increased $11.3 million. Approximately 50% of the non-U.S. sales increase was the result of changes in currency exchange rates.

Industrial sales increased $5.2 million, or 2.2%, over the 1994 third quarter. U.S. industrial sales were $1 million lower than in the 1994 third quarter, but non-U.S. sales increased $6.2 million, or 7.3%. The non-U.S. sales increase is the net of a 12% increase in Europe, a 7% increase in Asia and a 21% decline in Brazil. Changes in currency exchange rates accounted for $2 million of the non-U.S. sales increase. Third-quarter order intake declined $9.2 million, or 3.7%, from the prior year. Order intake in Europe increased nearly 4% over the prior year, but orders in the U.S., Asia and Brazil declined from the 1994 third quarter. Order backlog of $178.8 million was $1.1 million lower than at September 30, 1994.

Third-quarter 1995 automotive sales declined $13.6 million, or 11.4%, from the prior year. Third-quarter European automotive sales increased $4.1 million, or 7.5%, over the prior year, due primarily to continued strength in the air conditioning/power steering connectors business. The U.S. automotive business, however, felt the full effects of seasonal industry shutdowns, model changeovers and the conclusion of certain of the Company's contract programs, which contributed to a $17.6 million, or 27%, reduction in U.S. automotive sales from the 1994 third quarter.

Third-quarter 1995 aerospace & defense sales increased $12.2 million, or 15.9%, over the prior year. This increase was principally attributable to U.S. business with only a modest increase in European sales. Third-quarter 1995 aerospace & defense sales were at their highest level since the first quarter of 1993. Order intake, likewise, increased $16.6 million, or 20.5%, as the Company continued to increase penetration of major new aerospace and defense programs and replace competitors to gain share of ongoing aerospace programs. Order backlog of $265.3 million was $10.4 million, or 3.8%, lower than at September 30, 1994.

The third quarter is traditionally the slowest quarter of the year for the Company. Consequently, sales, operating income and operating margin are generally lower in the third quarter than in other periods during the year. However, compared with the 1994 third quarter, consolidated manufacturing income and margin for the 1995 third quarter improved, principally the result of moderate sales growth in certain segments and process improvements giving rise to cost reductions. Manufacturing income increased $4.5 million, or 4.2%, and manufacturing margin improved from 24.3% in the 1994 third quarter to 25.1% in the 1995 third quarter. Manufacturing income and margin for the industrial segment improved over the comparable 1994 quarter, reflecting the benefit of both increased sales and continuing initiatives to improve manufacturing and distribution processes. Manufacturing income and margin for the automotive segment declined from the 1994 third quarter due to the effects of lower sales in the U.S., the phase-out of certain high-margin programs, and manufacturing inefficiencies in certain of the U.S. automotive plastics operations. Higher sales and continued cost-containment efforts in the aerospace & defense segment generated third-quarter 1995 manufacturing income and margin exceeding that of the 1994 third quarter.

Selling and general administrative and engineering, research and development expenses (operating expenses) were $3.8 million higher than in the 1994 third quarter. As a percent of sales, operating expenses were 17.3% in the 1995 third quarter compared with 16.6% in the 1994 third quarter. Increased costs in the 1995 third quarter principally relate to changes in currency exchange rates and provisions for performance based compensation and profit sharing associated with the higher earnings level.

Interest expense in the 1995 third quarter was $432,000 lower than in the 1994 third quarter due to lower average debt levels in 1995. Other expenses - net were $1.4 million lower in the 1995 third quarter than in the 1994 third quarter, primarily due to lower exchange losses, reduced costs related to the program for the sale of accounts receivable, which was terminated in the first quarter, and higher income from unconsolidated affiliates. In the 1995 third quarter, the Company retired $8 million of its 9.55% senior sinking fund debentures. The loss amounting to $660,000 from early extinguishment of debt was charged to Other expenses - net.

Net income for the 1995 third quarter amounted to $19.0 million, or 64 cents per share, compared with $15.1 million, or 52 cents per share, in the 1994 third quarter. The estimated effective income tax rate for the 1995 third quarter was 26%, compared with 35% for the 1994 third quarter. The lower effective income tax rate in 1995 is attributable to several factors, including the effect of higher projected earnings in lower-tax-rate countries, higher after-tax earnings of investments in unconsolidated affiliates and greater utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided. The Company expects the effective income tax rate for years subsequent to 1995 to return to rates more comparable to the 35% rate that was reported for 1994.

Nine Months 1995 Compared with Nine Months 1994

The following data provide highlights for the first nine months of 1995 compared with the first nine months of 1994.

                                            Nine Months Ended
                                                September 30        Percent
(dollars in thousands,                     -------------------      Increase
except per share data)                     1995           1994     (Decrease)
                                           ----           ----     ----------

CONSOLIDATED
Net sales                                $1,441,697    $1,338,281         7.7%
Manufacturing income                        364,319       330,372        10.3
Manufacturing margin (%)                       25.3          24.7
Operating income                            126,126       105,606        19.4
Operating margin (%)                            8.7           7.9
Net income                                   74,867        47,729        56.9
Net income per share                           2.52          1.64        53.7

INDUSTRIAL
Net sales                                   806,018       721,911        11.7
Operating income                             96,174        67,156        43.2
Operating margin (%)                           11.9           9.3
Order intake                                808,377       764,530         5.7
Order backlog at September 30               178,826       179,922         (.6)

AUTOMOTIVE
Net sales                                   379,535       382,806         (.9)
Operating income                             21,255        36,303       (41.5)
Operating margin (%)                            5.6           9.5

AEROSPACE & DEFENSE
Net sales                                   256,144       233,564         9.7
Operating income                             27,276        18,809        45.0
Operating margin (%)                           10.6           8.1
Order intake                                253,518       235,717         7.6
Order backlog at September 30               265,335       275,705        (3.8)

Sales for the first nine months of 1995 increased $103.4 million, or 7.7%, over the first nine months of 1994. U.S. sales increased $26.5 million, or 3%, while non-U.S. sales, principally in Europe, increased $76.9 million, or 16.6%. Nearly $38 million of the non-U.S. sales increase was due to changes in currency exchange rates.

Industrial sales were $84.1 million, or 11.7%, higher than in the 1994 nine-month period. Most sectors of the business showed good growth with U.S. industrial sales up 8%, Europe up 21% and Asia up 15%, while Brazil's sales were flat year-over-year. Changes in currency exchange rates accounted for approximately $14 million of the sales increase.

Automotive sales declined $3.3 million, or .9%, from the 1994 nine-month period. U.S. automotive sales declined $34.4 million, or 16.5%, from the comparable 1994 period. This lower U.S. automotive segment sales volume was the result of third-quarter seasonal industry shutdowns, model changeovers, the conclusion of certain of the Company's contract programs and declining auto industry production compared with the prior year. European automotive segment sales, conversely, increased $31.1 million, or nearly 18%. Nearly 65% of this increase was due to changes in currency exchange rates.

Aerospace & defense sales increased $22.6 million, or 9.7%, over the 1994 nine-month period. This increase was principally attributable to sales in the U.S.

Manufacturing income and margin for the first nine months of 1995 improved over the comparable 1994 period, due to the factors described for the third quarter. Manufacturing margin for the industrial and aerospace & defense segments increased over 1994, while manufacturing margin for the automotive segment declined.

Although lower as a percent of sales, overhead expenses for the 1995 nine-month period were $13.4 million, or 6%, higher than in the comparable 1994 period. Overhead expenses were greater for the industrial and aerospace & defense segments in 1995, while overhead expenses for the automotive segment were lower. Nearly half of the increase in overhead expenses for the nine-month period was attributable to changes in currency exchange rates.

Interest expense for the 1995 nine-month period was $1.7 million lower than in the first nine months of 1994, reflecting the effect of lower debt levels in 1995. Other expenses - net were $5.5 million lower in 1995 due, in part, to lower exchange losses (principally in Brazil), reduced costs related to the program for the sale of accounts receivable that was terminated in the first quarter and higher income from unconsolidated affiliates.

Net income for the first nine months of 1995 amounting to $74.9 million, or $2.52 per share, was a record for the Company and was $27.1 million, or 88 cents per share, greater than net income for the 1994 first nine months. The annual effective income tax rate for 1995 was 26% compared with 35% in 1994.


Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first nine months of 1995 totaled $69.5 million and is after the effect of a $50 million increase in working capital resulting from the termination of the Company's program for the sale of accounts receivable. Cash provided from operations in 1994 totaled $97.3 million.

Quarterly dividend payments were increased to 18 cents per share in 1995 from 17 cents per share in 1994. Dividends totaling $15.6 million have been paid in 1995, compared with $14.7 million in the first nine months of 1994. Net decrease in short- and long-term debt for the first nine months of 1995 amounted to $6.6 million and included retirement of $8 million of the Company's 9.55% senior sinking fund debentures. The debt-to-capitalization ratio (debt divided by debt plus equity) declined from 42.6% at December 31, 1994, to 37.2% at September 30, 1995.

Under terms of a revolving credit agreement with a consortium of U.S. and non-U.S. banks, the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at September 30, 1995, was $173.4 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

During the third quarter, the Company announced its intent to acquire the Electronic Systems Division (ESD) of Cincinnati Milacron Inc. for $105 million, an acquisition that would significantly increase the Company's ability to offer electric and electronic solutions to customers in addition to present hydraulic solutions. The Company intends to finance this acquisition through internal cash generation and available borrowing arrangements.

The Company believes that cash flow from operations and available borrowing arrangements will be sufficient to meet operating requirements over the near term, including financing the ESD acquisition.

TRINOVA CORPORATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed hereunder as part of Part I:

       Exhibit (11)       Statement re: Computation of Per Share Earnings

 (b)  The following exhibit is filed as part of Part II:

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

       Exhibit (10)-11   TRINOVA Corporation Supplemental Benefit Plan
                         (amended and restated July 18, 1995, but effective
                         January 1, 1995), filed as Exhibit (10)-11 to Form
                         10-Q filed on August 10, 1995.

       Exhibit (99(i))-1 TRINOVA Corporation Directors' Charitable Award
                         Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-2 Credit Agreement, dated as of August 31, 1994, among
                         TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed on November 3, 1994

(b) There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
    November 9, 1995               Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
    November 9, 1995               -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)