Form 10-K405
period 1995-12-31
TRINOVA CORP
filed 1996-03-14
CIK 59198

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995

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

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of February 19, 1996, was $851,858,257.

The number of Common Shares, $5 Par Value, outstanding as of February 19, 1996, was 28,825,194.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the 1995 Annual Report to Security Holders are filed as Exhibit
(13) filed hereto and are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of security holders to be held on April 18, 1996, are incorporated by reference into Part III.












             This document, including exhibits, contains 68 pages.

                      The cover page consists of 2 pages.

                   The Exhibit Index is located at page 20.















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

       In 1995, TRINOVA increased its quarterly dividend to $.18 per share, or $.72 per share for the year, from $.17 per share in 1994, or $.68 per share for the year. In January 1996, TRINOVA announced an increase in the quarterly dividend to $.20 per share, or $.80 per share on an annualized basis.

       In October 1995, TRINOVA announced that it may purchase up to 2 million of its outstanding common shares pursuant to a previously authorized stock repurchase program. Under this authorization, common shares may be purchased from time to time in the open market and through privately negotiated transactions. Common shares purchased will be for the treasury and will be available for general corporate purposes. In the 1995 fourth quarter, TRINOVA purchased 186,200 of its common shares at a cost of $5.5 million. TRINOVA expects to make further purchases in 1996, but is not committed to purchase a specific number of shares.

       TRINOVA closed two of its automotive plastics plants in the 1995 fourth quarter and will be closing a third plant in 1996.

       On December 1, 1995, TRINOVA acquired certain assets and liabilities of the Dynapower/Stratopower unit of General Signal Corporation for approximately $5.6 million. The Dynapower/Stratopower product line includes axial piston hydraulic pumps, motors and starters for aerospace, military and commercial markets and hydrostatic transmissions for armored personnel carriers.

       Effective December 21, 1995, TRINOVA acquired the magnetic chip detector product line of Muirhead Vactric Components Ltd. for approximately $2.2 million.

       Effective December 30, 1995, TRINOVA acquired certain assets and liabilities and the business of the Electronic Systems Division (ESD) of Cincinnati Milacron Inc. for approximately $106 million. ESD designs and produces computer controls, software and drives used in the machine tool and plastics processing industry.

       On March 1, 1996, TRINOVA agreed to sell its 35% interest in Yokohama Aeroquip K.K. to Yokohama Rubber Company for approximately $34 million, which will result in a second-quarter 1996 pretax gain of approximately $27 million ($15.5 million, net or 50 cents per share) for TRINOVA. Yokohama Aeroquip K.K., a joint venture between Aeroquip and Yokohama Rubber Company, manufactures and sells fittings, couplings and hose and tube assemblies for industrial and automotive markets.

(b) "Note 15 - Business Segments" on pages 55-56 of Exhibit (13) filed hereunder is incorporated herein by reference.

(c) A description of the business done and intended to be done by TRINOVA and its subsidiaries in each industry segment follows.

     (1) INDUSTRIAL: Aeroquip manufactures and sells hose and hose assemblies; hose fittings and adapters; tube fittings and adapters; couplings; refrigeration/air conditioning connectors; and molded, extruded and co-extruded plastic products.

       Vickers manufactures and sells hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; open architecture computer controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; hydraulic and lubrication filtration; and fluid-evaluation products and services.

       Principal markets for these products include construction, mining, logging and farm equipment; machine tool; process industries; electrical machinery; air conditioning/refrigeration; appliances and communications equipment; electronics; lift truck; material handling; plant maintenance; and housing and commercial construction. Sales are dispersed geographically across a broad customer base. Products are sold directly to original equipment manufacturers ("OEMs") and through a worldwide network of distributors serving aftermarket and small- and medium-sized OEM customers.

       The industrial business is highly competitive in terms of price, quality and service. TRINOVA believes that Aeroquip has significant market position worldwide for industrial hose, fittings, couplings and adapters. TRINOVA also believes that Vickers has significant market position worldwide for hydraulic and electrohydraulic controls; piston and vane pumps and motors; hydraulic power packages; and electronic controls, drives and motors. TRINOVA serves many customers in the highly diverse and fragmented industrial markets. Due to the diversity of TRINOVA's products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of TRINOVA's product lines.

       The order backlog for the industrial business was $201.5 million as of December 31, 1995, compared to $185 million as of December 31, 1994. Substantially all of the December 31, 1995, backlog is expected to be filled in 1996.

       (2) AUTOMOTIVE: Aeroquip manufactures and sells air conditioning, power steering, oil and transmission cooler, and fuel line components and assemblies; bodyside moldings; decorative bumper strips; roof moldings; spoilers; rocker panel claddings; engine components; louvers and trim plates; interior trim; garnish moldings; structural products such as bumper beams; interior engine covers; instrument clusters; radio bezels; and display products.

       The automotive operations of Aeroquip serve worldwide automobile, light truck and van manufacturers. Products are primarily sold directly to manufacturers. Approximately 51% of worldwide sales of TRINOVA's automotive business are made to three major U.S. automobile manufacturers.

       The automotive industry is highly competitive in terms of price, quality and service. Aeroquip is a preferred supplier to the major U.S. and European automobile manufacturers. Competition for products in the automotive industry is very fragmented.

       (3) AEROSPACE & DEFENSE: Aeroquip manufactures and sells hose, fittings, couplings, swivels, V-band couplings, fuel-handling products, high-pressure tube fittings, clamps and noise-reduction products.

       Vickers manufactures and sells fixed- and variable-displacement pumps; fuel pumps; hydraulic motors and motor packages; electric motorpumps and generator packages; valves and valve packages; electrohydraulic and electromechanical actuators; sensors and monitoring devices; and electronic controllers.

       The aerospace & defense operations of Aeroquip and Vickers serve worldwide commercial aerospace and military markets including commercial aircraft, air defense, cargo handling, combat and support vehicles, commuter aircraft, engines, marine, military aircraft, military weaponry, missiles and naval machinery. Products are sold directly to OEM businesses and the Government and through a distributor network. Approximately 17% of TRINOVA's aerospace & defense business sales are made to two major U.S. airframe manufacturers.

       The aerospace & defense business is highly competitive in terms of price, quality and service. TRINOVA believes that Aeroquip has significant market position worldwide for aerospace hose, fittings and quick-disconnect couplings. TRINOVA also believes that Vickers has significant market position worldwide for aerospace fixed- and variable-displacement hydraulic pumps, hydraulic motors and motor packages, and aerospace sensors and monitoring devices.

       TRINOVA serves a large number of customers in the aerospace and defense market. Due to the diversity of TRINOVA's products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of TRINOVA's product lines.

       The order backlog for the aerospace & defense business was $266.4 million as of December 31, 1995, compared to $267 million as of December 31, 1994. Approximately 20% of the December 31, 1995, backlog is not expected to be filled in 1996 because certain contracts require deliveries after 1996. Approximately 41% of the December 31, 1995, backlog represents direct Government contracts or subcontracts on Government programs, which are subject to termination for convenience by the Government.

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

       TRINOVA has received notice of a claim of infringement concerning U.S. patents relating to machining system controls. Although TRINOVA has not been named as a party in any litigation relating to these patents, assertions of infringement have been made against TRINOVA by the owners of certain patents. Based on its evaluation to date, TRINOVA believes it has defenses to each of the claims and intends to assert them vigorously.

       TRINOVA devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1995, 1994 and 1993, TRINOVA spent a total of $63 million, $55.5 million and $55.3 million, respectively, on these efforts.

       TRINOVA employed 15,299 persons at December 31, 1995.

(d) "Note 14 - Non-U.S. Operations" on page 54 of Exhibit (13) filed hereunder is incorporated herein by reference. TRINOVA believes the risk attendant to non-U.S. operations, which are primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.


ITEM 2.  Properties.

         A description of TRINOVA's principal properties follows. Except as otherwise indicated, all properties are owned by TRINOVA or its subsidiaries.

         TRINOVA's executive offices (leased) are located in Maumee, Ohio.

INDUSTRIAL: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); technical centers in Ann Arbor, Michigan (leased) and Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Mountain Home, Arkansas; Fitzgerald, Georgia; New Haven, Indiana; Williamsport, Maryland; Forest City and Norwood, North Carolina; Van Wert, Ohio; Gainesboro, Tennessee; Bassett, Virginia; Wausau, Wisconsin; Guaratingueta and Rio de Janeiro, Brazil; Chambray-Les-Tours, France; Baden-Baden and Hann-Muenden, Germany; Livorno, Italy; and Cardiff, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); a technical center in Rochester Hills (leased), Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Carol Stream and Petersburg (leased), Illinois; Grand Blanc and Jackson, Michigan; South Lebanon, Ohio; Omaha, Nebraska; White City, Oregon; Sao Paulo, Brazil; Wehrheim, Germany; Casella and Vignate (leased), Italy; and Biggleswade (leased), Havant and Telford (leased), United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AUTOMOTIVE: Aeroquip has executive and administrative offices in Maumee, Ohio (leased); technical and administrative offices in Mt. Clemens, Michigan (leased); and manufacturing facilities throughout the United States and abroad, including plants in Atlanta, Georgia; Kendallville, Indiana; Henderson, Kentucky; Clinton Township (leased), Mt. Clemens, Port Huron and Spring Arbor, Michigan; Mooresville, North Carolina; Fremont, Ohio; Livingston, Tennessee; Baden-Baden, Beienheim (leased) and Frankfurt (leased), Germany; Chihuahua, Mexico; Alcala de Henares, Spain; and Brierley Hill, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AEROSPACE & DEFENSE: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Toccoa, Georgia; Jackson, Michigan (leased); Middlesex, North Carolina; Pau, France (leased); and Lakeside, United Kingdom (leased). Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Los Angeles, California; Grand Rapids, Michigan; Jackson, Mississippi; Hi-Nella, New Jersey; Glenolden, Pennsylvania; Wehrheim, Germany; and Bedhampton, United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.


ITEM 3.  Legal Proceedings.

       As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("106 Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to TRINOVA's subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The 106 Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $5.7 million. TRINOVA's portion of any such cost is estimated to be 18.33 percent based on a cost-sharing agreement among the six PRPs which was executed by TRINOVA on July 6, 1992. Construction of the blending facility is complete; however, the facility is not fully operational due to design issues which are being addressed by the design engineer and the construction contractor.

       Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining 18 years of operation and maintenance (O&M) costs associated with the blending facility, as well as a water treatment facility constructed by Lockheed under its BOU Consent Decree with USEPA. The Special Notice of Liability also covers USEPA's past response costs. On April 26, 1994, Lockheed filed an action against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the water treatment facility and related matters. In November 1995, a settlement agreement was entered into among Lockheed and most of the members of a joint defense group (the "Joint Defense Group"), including Aeroquip, which resolved this contribution action. The settlement requires the payment of $16 million by the Joint Defense Group. Aeroquip's portion of this amount is approximately $104,000. This amount reflects a credit to Aeroquip for its prior expenditures on the blending facility. The settlement also resolved Aeroquip's potential liability for the interim remedy at the Glendale Superfund site (see below), resolved Aeroquip's potential liability for a toxic suit brought against Lockheed, and resolved the claims by other Joint Defense Group members against Aeroquip.

       As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to TRINOVA's subsidiary, Sterer Engineering and Manufacturing Company, now known as the Fluid Control and Actuation Division of Vickers, Incorporated ("Vickers"). (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The letter notified Vickers of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18,

1993. Twenty-seven PRPs (the "PRP Group"), including Vickers, entered into an Administrative Order on Consent with the USEPA on March 21, 1994, to conduct the Remedial Design ("RD") of the interim remedy. The estimated cost of the RD is $4.7 million. Vickers' portion of the RD costs is estimated to be 2.95% based on an interim allocation agreement among the PRPs. The interim remedy for the Glendale Operable Units (including the North Operable Unit and the South Operable Unit) is projected to cost in the range of $46-58 million. The PRP Group has entered into an agreement to carry out an allocation of the costs for the Glendale Operable Units interim remedy. The allocation process must accommodate two separate allocations--first, the division of response costs for the Glendale Operable Units between the Glendale PRPs and Lockheed Corporation on behalf of all Burbank PRPs (see above) and, second, the internal division of response costs among the Glendale PRPs.

       As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to TRINOVA and its wholly owned subsidiaries, Aeroquip Corporation and Sterling Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The Order, which was issued without a prior hearing, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II
assessment.   On May 5, 1993, a Compliance Order on Consent ("COC") was
entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. The cost to Sterling to conduct the COC site investigation, develop the remedial work plan and complete a feasibility study (the "Feasibility Study") is estimated to be approximately $930,000. Sterling's remediation costs are undetermined at this time because the Feasibility Study has not been completed.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages, positions and recent business experience of the executive officers of TRINOVA as of February 19, 1996, are listed below. Officers of TRINOVA are elected annually in April by the Board of Directors at the organization meeting immediately following the annual meeting of shareholders.

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE

Darryl F. Allen,                    52     Chairman of the Board, President
  Chairman of the Board,                   and Chief Executive Officer of
  President and Chief                      TRINOVA since 1991.  President and
  Executive Officer                        Chief Executive Officer of
                                           TRINOVA from 1986 to 1991.

William R. Ammann,                  54     Vice President-Administration and
  Vice President-Administration            Treasurer of TRINOVA since 1992.
  and Treasurer                            Vice President - Administration of
                                           TRINOVA from  1983 to 1992.

Warren N. Bimblick                  41     Vice President-Corporate
  Vice President-Corporate                 Communications of TRINOVA since
  Communications                           1990.

James E. Kline,                     54     Vice President & General Counsel
  Vice President and                       of TRINOVA since 1989.
  General Counsel

James McKee,                        64     Executive Vice President of
  Executive Vice President of              TRINOVA since 1989 and President
  TRINOVA and President of                 of Vickers, Incorporated since
  Vickers, Incorporated                    1987.

James M. Oathout,                   51     Corporate Secretary and Senior
  Corporate Secretary and                  Attorney of TRINOVA since March
  Senior Attorney                          1995.  Secretary and Associate
                                           General Counsel of TRINOVA from
                                           1988 to March 1995.

Gregory R. Papp,                    49     Corporate Controller of TRINOVA
  Corporate Controller                     since 1993.  Vice President and
                                           Controller of Aeroquip Corporation
                                           from July 1991 to 1993.  Vice
                                           President Planning and Control -
                                           Automotive Products Group of
                                           Aeroquip Corporation from January
                                           1991 to July 1991.

David M. Risley,                    51     Vice President - Finance and Chief
  Vice President - Finance                 Financial Officer of TRINOVA since
  and Chief Financial Officer              1992.  Group Vice President -
                                           Administration and Control of
                                           Aeroquip Corporation from 1991
                                           to 1992.  Vice President and
                                           Controller of Aeroquip Corporation
                                           from 1990 to 1991.

Howard M. Selland,                  52     Executive Vice President of
  Executive Vice President of              TRINOVA and President of Aeroquip
  TRINOVA and President of                 Corporation since 1989.
  Aeroquip Corporation

Philip G. Simonds,                  55     Vice President-Taxation of TRINOVA
  Vice President-Taxation                  since 1983.

There are no family relationships among the persons named above.


                                   PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

       "Stock Exchanges," "Stock Ownership," "Dividend Information," "Quarterly Common Stock Information" and "Dividend Payments per Share of Common Stock" on page 58 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 6.  Selected Financial Data.

       "11-Year Summary of Selected Financial Data" on pages 24-26 of Exhibit
(13) filed hereunder is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       "Analysis of Operations" and "Liquidity, Working Capital and Capital Investment" on pages 27-33 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data.

       "Quarterly Results of Operations (Unaudited)" and the consolidated financial statements of the registrant and its subsidiaries on pages 34-57 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.


                                     PART III


ITEM 10.  Directors and Officers of the Registrant.

       "Election of Directors" and "Section 16(a) Reporting Delinquencies" on pages 1-2 and 9, respectively, of the proxy statement for the annual meeting to be held on April 18, 1996, are incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

       "Compensation of Directors" and "Executive Compensation" (excluding material under the captions "TRINOVA Stock Performance Graph" and "Board Compensation Committee Report on Executive Compensation") on pages 3 and 5-9, respectively, of the proxy statement for the annual meeting to be held on April 18, 1996, are incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

       "Security Ownership" on page 4 of the proxy statement for the annual meeting to be held on April 18, 1996, is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

       None.


                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  The following documents are filed as a part of this report.

       (1) The following consolidated financial statements of TRINOVA and its subsidiaries, included on pages 35-57 of Exhibit (13) filed hereunder are incorporated by reference in Item 8.

    Report of Ernst & Young LLP, Independent Auditors

    Statement of Income - Years ended December 31, 1995, 1994 and 1993

    Statement of Financial Position - December 31, 1995 and 1994

    Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993

    Statement of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

    Notes to Financial Statements - December 31, 1995

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

       (3) The following exhibits are incorporated by reference hereunder, and those exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report:

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

  *(10)-6 TRINOVA Corporation 1994 Stock Incentive Plan, filed as Appendix A to the proxy statement for the annual meeting held on April 21, 1994

  *(10)-7 TRINOVA Corporation 1989 Non-Employee Directors' Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

  *(10)-8 TRINOVA Corporation Plan for Optional Deferment of Directors' Fees (amended and restated effective April 1, 1995), filed as Exhibit (10)-8 to Form 10-K filed March 20, 1995

  *(10)-9 TRINOVA Corporation Directors' Retirement Plan (amended and restated effective January 1, 1990), filed as Exhibit (10)-9 to Form 10-K filed March 20, 1995

  *(10)-10 TRINOVA Corporation Voluntary Deferred Compensation Plan (effective April 1, 1995), filed as Exhibit (10)-11 to Form 10-K filed March 20, 1995

  *(10)-11 TRINOVA Corporation Supplemental Benefit Plan (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-Q filed August 10, 1995

  (99(i))-1  TRINOVA Corporation Directors' Charitable Award Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

  (99(i))-2  Credit Agreement, dated as of August 31, 1994, among TRINOVA
             Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A.; Dresdner Bank AG, New York and

             Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed November 3, 1994

          The following exhibits are filed hereunder:

   (11)      Statement re:  Computation of Per Share Earnings

   (13) Portions of the 1995 Annual Report to Security Holders (to the extent incorporated by reference hereunder)

   (21)      Subsidiaries of the Registrant

   (23)      Consent of Independent Auditors

   (24)      Powers of Attorney

   (27)      Financial Data Schedule


(b) TRINOVA did not file any reports on Form 8-K during the fourth quarter of 1995.

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

Date:  March 14, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DARRYL F. ALLEN
Darryl F. Allen                 3/14/96
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)



/S/ DAVID M. RISLEY
David M. Risley                 3/14/96
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)



/S/ GREGORY R. PAPP
Gregory R. Papp                 3/14/96
Corporate Controller
(Principal Accounting Officer)



PURDY CRAWFORD*
Purdy Crawford*                 3/14/96
Director                        (Date)

JOSEPH C. FARRELL*
Joseph C. Farrell*              3/14/96
Director                        (Date)



DAVID R. GOODE*
David R. Goode*                 3/14/96
Director                        (Date)



PAUL A. ORMOND*
Paul A. Ormond*                 3/14/96
Director                        (Date)



JOHN P. REILLY*
John P. Reilly*                 3/14/96
Director                        (Date)



ROBERT H. SPILMAN*
Robert H. Spilman*              3/14/96
Director                        (Date)



WILLIAM R. TIMKEN, JR.*
William R. Timken, Jr.*         3/14/96
Director                        (Date)






*By James E. Kline, Attorney-in-fact


/S/ JAMES E. KLINE
James E. Kline                     3/14/96
Vice President and General Counsel  (Date)

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

-----------------------------------------------------------------------------------------------------------------------
         COL. A                         COL. B                    COL. C                    COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
-----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1995

 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 15,179       $    518          $      -          $ (2,456)-A       $ 13,241

  Deferred tax valuation allowance       29,533        (16,142)                -             2,562 -B         15,953



Note A - Doubtful accounts charged off
Note B - Currency translation adjustments


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

-----------------------------------------------------------------------------------------------------------------------
         COL. A                         COL. B                    COL. C                    COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
-----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
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



Note A - Doubtful accounts charged off
Note B - Currency translation adjustments


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

-----------------------------------------------------------------------------------------------------------------------
         COL. A                         COL. B                 COL. C                    COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
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
