Form 10-Q
period 1996-03-31
TRINOVA CORP
filed 1996-05-09
CIK 59198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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


The number of Common Shares, $5 Par Value, outstanding as of April 30, 1996, was 28,572,415.


              This document, including exhibits, contains 20 pages.

                       The cover page consists of 1 page.

                    The Exhibit Index is located on page 16.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996
                         INDEX TO INFORMATION IN REPORT
                               TRINOVA CORPORATION



                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   March 31, 1996 and December 31, 1995                                  3

  Condensed Statement of Income -
   Three Months Ended March 31, 1996 and 1995                            4

  Condensed Statement of Cash Flows -
   Three Months Ended March 31, 1996 and 1995                            5

  Notes to Financial Statements                                          6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         7



PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders          11

  Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                              15


EXHIBIT INDEX                                                           16


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS            19


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    20

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)
(Unaudited)
                                                          March 31       December 31
                                                            1996            1995
                                                         ----------      ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $   19,051       $   16,186
Receivables                                                 343,103          292,146
Inventories:
In-process and finished products                            205,738          215,365
Raw materials and manufacturing supplies                     46,532           53,919
                                                         ----------       ----------
                                                            252,270          269,284
Other current assets                                         42,534           38,789
                                                         ----------       ----------
TOTAL CURRENT ASSETS                                        656,958          616,405
Plants and properties                                       965,328          959,286
Less accumulated depreciation                               540,584          533,925
                                                         ----------       ----------
                                                            424,744          425,361
Goodwill and other intangibles                               84,568           85,292
Other assets                                                 89,370           97,093
                                                         ----------       ----------
TOTAL ASSETS                                             $1,255,640       $1,224,151
                                                         ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                            $   85,396       $   33,229
Accounts payable                                            108,665          103,853
Income taxes                                                 38,244           39,054
Other current liabilities                                   150,439          183,659
Current maturities of long-term debt                            335              378
                                                         ----------       ----------
TOTAL CURRENT LIABILITIES                                   383,079          360,173
Long-term debt                                              302,301          302,352
Postretirement benefits other than pensions                 119,693          120,478
Other liabilities                                            43,600           40,276

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,601,515 and 28,825,187 shares,
 respectively (after deducting 5,608,381 and
 5,384,709 shares, respectively, in treasury)               143,007          144,125
Additional paid-in capital                                   19,120           17,933
Retained earnings                                           266,167          254,484
Currency translation adjustments                            (21,327)         (15,670)
                                                         ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                  406,967          400,872
                                                         ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,255,640       $1,224,151
                                                         ==========       ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                             ------------------------

                                                                  1996         1995
                                                              ----------   ----------
Net sales                                                      $ 512,113   $  498,635
Cost of products sold                                            385,856      376,193
                                                              ----------   ----------

MANUFACTURING INCOME                                             126,257      122,442

Selling and general administrative expenses                       66,601       66,275
Engineering, research and development expenses                    19,528       15,026
                                                              ----------   ----------


OPERATING INCOME                                                  40,128       41,141

Interest expense                                                  (6,285)      (4,973)
Other expenses-net                                                (3,328)      (3,880)
                                                              ----------   ----------

INCOME BEFORE INCOME TAXES                                        30,515       32,288
Income taxes                                                       6,100        9,700
                                                              ----------   ----------

NET INCOME                                                     $  24,415    $  22,588
                                                              ==========   ==========

NET INCOME PER SHARE                                           $     .83    $     .77
                                                              ==========   ==========

Cash dividends per common share                                $     .20    $     .18
                                                              ==========   ==========

Average shares outstanding                                        30,707       30,734
                                                              ==========   ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)
                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------

                                                                   1996             1995
                                                                ---------        ---------
OPERATING ACTIVITIES
Net income                                                       $ 24,415         $ 22,588
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     16,909           15,380
  Changes in certain components of working
   capital other than debt                                        (65,922)         (63,778)
  Other                                                             7,424           (1,500)
                                                               ----------        ---------

NET CASH USED BY OPERATING ACTIVITIES                             (17,174)        (27,310)

INVESTING ACTIVITIES
Capital expenditures                                              (19,877)         (17,939)
Other                                                                 332               78
                                                               ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                             (19,545)         (17,861)

FINANCING ACTIVITIES
Net increase in short- and long-term debt                          52,164           35,610
Cash dividends                                                     (5,765)          (5,186)
Purchase of common stock                                           (8,330)               -
Stock issuance under stock plans                                    1,432              411
                                                               ----------       ----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                          39,501           30,835
Effect of exchange rate changes on cash                                83            1,365
                                                               ----------       ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,865          (12,971)

Cash and cash equivalents at beginning of period                   16,186           27,928
                                                               ----------       ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 19,051         $ 14,957
                                                               ==========       ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the audited 1995 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Income Taxes

The income tax provision for the 1996 first quarter includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share. The effective income tax rate for the 1996 first quarter exclusive of this item was 33%. The 30% effective income tax rate for the 1995 first quarter reflects the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.


Note 3 - Accounts Receivable Sold

"Changes in certain components of working capital other than debt" in the 1995 cash flows from operating activities includes a $50 million increase in working capital resulting from the 1995 first-quarter termination of the Company's program for the sale of accounts receivable.


Note 4 - Net Income per Share

Net income per share is computed using the average number of shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6% convertible debentures was included in average shares outstanding for each of the interim periods included herein, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share, net income was increased for the after-tax equivalent of interest expense on the 6% convertible debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

First Quarter 1996 Compared with First Quarter 1995

The following data provide highlights for the 1996 first quarter compared with the 1995 first quarter.

                                                                        Percent
(dollars in thousands,                          First Quarter          Increase
except per share data)                      1996           1995       (Decrease)
CONSOLIDATED
Net sales                                  $ 512,113     $ 498,635       2.7%
Manufacturing income                         126,257       122,442       3.1
Manufacturing margin (%)                        24.7          24.6
Operating income                              40,128        41,141      (2.5)
Operating margin (%)                             7.8           8.3
Net income                                    24,415        22,588       8.1
Net income per share                             .83           .77       7.8

INDUSTRIAL
Net sales                                    291,906       276,255       5.7
Operating income                              24,579        30,207     (18.6)
Operating margin (%)                             8.4          10.9
Order intake                                 298,126       300,786      (0.9)
Order backlog at March 31                    203,282       206,130      (1.4)

AUTOMOTIVE
Net sales                                    124,089       140,183     (11.5)
Operating income                               8,785        10,182     (13.7))
Operating margin (%)                             7.1           7.3

AEROSPACE & DEFENSE
Net sales                                     96,118        82,197      16.9
Operating income                              12,247         7,160      71.0
Operating margin (%)                            12.7           8.7
Order intake                                 115,775        79,952      44.8
Order backlog at March 31                    284,855       266,815       6.8

Consolidated sales for the 1996 first quarter increased $13.5 million, or 2.7%, over the 1995 first quarter. Sales for the industrial and aerospace & defense segments increased 5.7% and 16.9%, respectively, but automotive sales declined 11.5%. Businesses acquired in the 1995 fourth quarter generated first-quarter 1996 sales, principally in the industrial segment, of more than $26 million. Including the effects of acquisitions, U.S. sales increased $16.7 million but non-U.S. sales declined $3.2 million. Changes in currency exchange rates reduced non-U.S. sales by $4 million.

First-quarter 1996 industrial segment sales of $291.9 million were a record in part due to the 1995 acquisition of the Electronic Systems Division of Cincinnati Milacron Inc. Industrial segment sales increased $15.7 million, or 5.7%, over the 1995 first quarter. U.S. industrial sales increased $18.1 million, or 10.3%, compared with the 1995 first quarter, and sales in Europe increased $2 million, or 2.9%. The Brazilian economy remains sluggish contributing to a $4.7 million, or 41%, decline in 1996 first-quarter sales, while sales in Asia/Pacific were flat compared with the 1995 first quarter. First-quarter 1996 order intake declined $2.7 million, or nearly 1%, from the prior year. Declines in new orders in Brazil, Europe and Asia/Pacific more than offset increases in the U.S. Order backlog of $203.3 million was $2.8 million, or 1.4%, lower than at March 31, 1995.

Automotive sales declined $16.1 million, or 11.5%, from the 1995 first quarter. First-quarter 1996 sales, however, were $18.5 million and $9.6 million higher than third- and fourth-quarter 1995 sales, respectively. First-quarter 1996 U.S. automotive sales were $14.1 million, or 21.2%, lower than in the comparable 1995 period. Decreased demand due to lower production schedules and the conclusion of a number of vehicle contract programs which were significant to the automotive segment contributed to the sales decline. European automotive sales also were lower in the 1996 first quarter, down $1.9 million, or 2.6%. A softer U.K. automotive market and changes in currency exchange rates contributed to the sales reduction.

First-quarter 1996 aerospace & defense sales of $96.1 million were at their highest level since the first quarter of 1992 and were $13.9 million, or 16.9%, higher than the 1995 first quarter. Sales were up 18.6% in the U.S. and 8.4% in Europe, although the full impact of volume increases in Europe was diluted by changes in currency exchange rates. The sales increase reflects greater original equipment and spare parts sales for both commercial and defense business. Aerospace & defense order intake of $115.8 million was at its highest level in five years and was $35.8 million, or nearly 45%, higher than the 1995 first quarter. Order backlog of $284.9 million was $18 million, or 6.8%, higher than at March 31, 1995.

Consolidated manufacturing income increased $3.8 million, or 3%, over the 1995 first quarter, but manufacturing margin remained flat at 24.7% for the 1996 first quarter, compared with 24.6% in the 1995 first quarter. Manufacturing income and margin in the industrial segment declined slightly from the comparable prior-year period as the benefit of increased sales volume was negated by losses in Brazil (a decline in manufacturing income of $4.1 million), charges for redundancy payments at several worldwide locations and premium amortization associated with the ESD acquisition. Although profitable, ESD's manufacturing margin is lower than margins for the remainder of the segment, primarily due to the premium amortization. Automotive manufacturing income declined reflecting principally the effects of lower sales volume in the 1996 first quarter, but manufacturing margin paralleled that of the 1995 first quarter. Higher sales and continued process improvements contributed to significantly higher manufacturing income and margin over the 1995 first quarter for the aerospace & defense business.

Selling and general administrative and engineering, research and development expenses were $4.8 million higher in 1996 than in the 1995 first quarter and as a percent of sales were 16.8% in 1996, compared with 16.3% in 1995. The increase reflects higher engineering, research and development expenses primarily associated with the industrial segment. This increase is due in part to the ESD acquisition, but also represents expanding initiatives for new product and business development.

Interest expense for the first quarter of 1996 amounted to $6.3 million, compared with $5.0 million in the 1995 first quarter. Higher debt levels are principally due to the 1995 acquisitions and the program initiated in 1995 to purchase the Company's common shares on the open market.

Net income for the 1996 first quarter amounted to $24.4 million, or $.83 per share, compared with 1995 first quarter net income of $22.6 million, or $.77 per share. The income tax provision for the 1996 first quarter includes a credit for settlement of claims for prior years' research and development credits of $4 million, equal to $.13 per share. The effective income tax rate for the 1996 first quarter exclusive of this item was 33% and compares with 30% in the 1995 first quarter.


Liquidity, Working Capital and Capital Investment

Cash used by operating activities amounted to $17.2 million in the 1996 first quarter which included $55.9 million used to finance the 1996 first-quarter increase in accounts receivable. This increase, in part, reflects the historical pattern of first-quarter increases in accounts receivable and, since receivables were not included in ESD's purchase price, recognizes the increase in receivable balances to normal operating levels for ESD. The first-quarter reduction in other accrued liabilities included $33 million for payment of items such as payrolls, profit sharing and incentive compensation that were accrued at December 31, 1995. These cash requirements were partially offset by cash generated from first-quarter 1996 inventory reductions totaling $15.2 million and increases to accounts payable of $5.9 million. Other operating activities for the 1996 first quarter include dividends received from unconsolidated affiliates totaling $4.9 million. Changes in components of working capital other than debt in the 1995 first-quarter operating activities include a $50 million increase in working capital resulting from the termination of the Company's program for the sale of accounts receivable.

Dividend payments were increased in the 1996 first quarter to 20 cents per share from 18 cents per share in each of the 1995 quarterly periods. In the 1996 first quarter, the Company purchased 272,500 common shares for $8.3 million under a previously approved Board authorization. The Company expects to make further purchases during 1996, but is not committed to purchase a specific number of shares. First-quarter 1996 increase in short-term borrowings totaled $52.2 million, increasing the debt-to-capitalization ratio (debt divided by debt plus equity) to 48.8% from 45.6% at December 31, 1995.

In the 1996 first quarter, the Company filed a shelf registration statement with the Securities and Exchange Commission for an additional $175 million (total registrations of $250 million at March 31, 1996) in debt securities.
If issued, proceeds from the sale of securities under the registrations will be used for general corporate purposes, which may include the reduction of short-term borrowings. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2000 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. Borrowings supported by the revolving credit agreement totaled $111.3 million at March 31, 1996, of which $75 million was classified as long-term. In addition, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available credit lines will be sufficient to meet normal operating requirements over the near term.

During the 1996 first quarter, the Company announced that it had agreed to sell its 35% interest in Yokohama Aeroquip K.K., based in Tokyo, which is expected to result in a 1996 second-quarter net gain of approximately $15.5 million, or $.50 per share. On April 15, 1996, the Company announced that it had agreed to sell its 49% interest in Aeroquip Mexicana S.A., which is expected to result in a second-quarter net loss of approximately $10.2 million, or $.33 per share. The two transactions are expected to result in the receipt of approximately $37 million in cash in the 1996 second quarter and a pretax gain of approximately $17.6 million ($5.3 million net, or $.17 per share). Nearly $6.4 million of the combined pretax gain will result from net gains previously deferred in the currency translation component of equity. These actions are expected to stimulate the Company's growth in two major industrial markets - Asia/Pacific and Mexico. The Company expects to expand its product line offering in the Japanese market from a supply base outside the country and will expand in Mexico and Central America by shipping directly from plants in the U.S.

PART II - OTHER INFORMATION
TRINOVA CORPORATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 18, 1996, in Maumee, Ohio, the shareholders elected directors and ratified the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1996. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of TRINOVA for the annual meeting:

     To elect directors:

                                                    WITHHOLD       BROKER
          NOMINEE                     FOR          AUTHORITY     NON-VOTES

      Darryl F. Allen              25,650,782        136,337          0

      Purdy Crawford               25,661,022        126,097          0

      Joseph C. Farrell            25,656,676        130,443          0

      David R. Goode               24,886,758        900,361          0

      Paul A. Ormond               25,661,217        125,902          0

      John P. Reilly               25,662,660        124,459          0

      Robert H. Spilman            25,661,899        125,220          0

      William R. Timken, Jr.       25,663,423        123,696          0


      To ratify the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1996:

            FOR                                   25,642,360

            AGAINST                                   79,747

            ABSTAIN                                   65,012

            BROKER NON-VOTES                               0

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

       Exhibit (10)-11    TRINOVA Corporation Supplemental Benefit Plan
                          (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-Q filed on August 10, 1995.

       Exhibit (99(i))-1  TRINOVA Corporation Directors' Charitable Award
                          Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-2  Credit Agreement, dated as of August 31, 1994, among
                          TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed on November 3, 1994

(b) A report on Form 8-K was filed January 16, 1996, to report the acquisition of certain assets and liabilities of the Electronic Systems Division ("ESD") of Cincinnati Milacron Inc., effective December 30, 1995. Amendment No. 1 to Form 8-K filed on January 16, 1996, was filed on March 14, 1996 to report financial statements of ESD and pro forma financial information for TRINOVA Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
     May 9, 1996                   Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
     May 9, 1996                   -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)