Form 10-Q
period 1996-06-30
TRINOVA CORP
filed 1996-08-08
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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


The number of Common Shares, $5 Par Value, outstanding as of July 26, 1996, was 28,414,534.


             This document, including exhibits, contains 23 pages.

                      The cover page consists of 1 page.

                   The Exhibit Index is located on page 18.

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996

                        INDEX TO INFORMATION IN REPORT
                              TRINOVA CORPORATION



                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   June 30, 1996 and December 31, 1995                                  3

  Condensed Statement of Income -
   Three Months and Six Months Ended
   June 30, 1996 and 1995                                               4

  Condensed Statement of Cash Flows -
   Six Months Ended June 30, 1996 and 1995                              5

  Notes to Financial Statements                                         6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        8



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                             17


EXHIBIT INDEX                                                          18


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS           22


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                   23

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)
(Unaudited)

                                                         June 30       December 31
ASSETS                                                     1996            1995
CURRENT ASSETS                                          ----------      -----------

Cash and cash equivalents                               $   18,538      $   16,186
Receivables                                                349,145         292,146
Inventories:
In-process and finished products                           200,197         215,365
Raw materials and manufacturing supplies                    54,715          53,919
                                                        ----------      ----------
                                                           254,912         269,284
Other current assets                                        42,273          38,789
                                                        ----------      ----------

TOTAL CURRENT ASSETS                                       664,868         616,405
Plants and properties                                      973,196         959,286
Less accumulated depreciation                              546,406         533,925
                                                        ----------      ----------
                                                           426,790         425,361
Goodwill and other intangibles                              89,866          85,292
Other assets                                                66,609          97,093
                                                        ----------      ----------

TOTAL ASSETS                                            $1,248,133      $1,224,151
                                                        ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                           $   10,158      $   33,229
Accounts payable                                           107,216         103,853
Income taxes                                                45,014          39,054
Other current liabilities                                  171,406         183,659
Current maturities of long-term debt                        75,302             378
                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                  409,096         360,173
Long-term debt                                             252,304         302,352
Postretirement benefits other than pensions                120,808         120,478
Other liabilities                                           43,610          40,276

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,463,434 and 28,825,187 shares,
 respectively (after deducting 5,746,462 and
 5,384,709 shares, respectively, in treasury)              142,317         144,125
Additional paid-in capital                                  19,700          17,933
Retained earnings                                          288,865         254,484
Currency translation adjustments                           (28,567)        (15,670)
                                                        ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                 422,315         400,872
                                                        ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $1,248,133      $1,224,151
                                                        ==========      ==========

The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)
                                         Three Months Ended         Six Months Ended
                                               June 30                   June 30
                                      ------------------------  ------------------------
                                          1996         1995          1996        1995
                                       ----------   ----------    ----------  ----------
Net sales                              $  517,924   $  501,617    $1,030,037  $1,000,252
Cost of products sold                     384,015      370,696       769,871     746,889
                                       ----------   ----------    ----------  ----------

MANUFACTURING INCOME                      133,909      130,921       260,166     253,363

Selling and general administrative
 expenses                                  64,308       64,537       130,909     130,812
Engineering, research and development
 expenses                                  17,857       15,805        37,385      30,831
                                       ----------   ----------    ----------  ----------

OPERATING INCOME                           51,744       50,579        91,872      91,720

Interest expense                           (6,842)      (4,933)      (13,127)     (9,906)
Other income(expenses)-net                 14,258       (2,466)       10,930      (6,346)
                                       ----------   ----------    ----------  ----------

INCOME BEFORE INCOME TAXES                 59,160       43,180        89,675      75,468
Income taxes                               26,100        9,900        32,200      19,600
                                       ----------   ----------    ----------  ----------

NET INCOME                             $   33,060   $   33,280    $   57,475  $   55,868
                                       ==========   ==========    ==========  ==========

NET INCOME PER SHARE                   $     1.11   $     1.11    $     1.94  $     1.88
                                       ==========   ==========    ==========  ==========

Cash dividends per common share        $      .20   $      .18    $      .40  $      .36
                                       ==========   ==========    ==========  ==========

Average shares outstanding                 30,528       30,790        30,629      30,787
                                       ==========   ==========    ==========  ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)
                                                                   Six Months Ended
                                                                        June 30
                                                                 --------------------

                                                                  1996            1995
                                                               ----------      ----------
OPERATING ACTIVITIES
Net income                                                     $   57,475      $   55,868
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     34,014          31,231
  Gain on sale of affiliates                                      (17,300)             --
  Changes in certain components of working
   capital other than debt                                        (47,755)        (45,996)
  Dividends received from affiliates                                9,896              22
  Other                                                            (2,512)         (5,307)
                                                               ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          33,818          35,818

INVESTING ACTIVITIES
Capital expenditures                                              (40,125)        (41,870)
Businesses acquired                                                (6,227)             --
Sales of business and affiliates                                   40,216              --
Other                                                                 (21)            (34)
                                                               ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                              (6,157)        (41,904)

FINANCING ACTIVITIES
Net increase in short- and long-term debt                             122           3,832
Cash dividends                                                    (11,468)        (10,373)
Purchase of common stock                                          (13,825)             --
Stock issuance under stock plans                                    2,157             449
Other                                                              (2,271)             --
                                                               ----------      ----------


NET CASH USED BY FINANCING ACTIVITIES                             (25,285)         (6,092)
Effect of exchange rate changes on cash                               (24)          1,743
                                                               ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,352         (10,435)

Cash and cash equivalents at beginning of period                   16,186          27,928
                                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   18,538      $   17,493
                                                               ==========      ==========

The Notes to Financial Statements are an integral part of this statement.


NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the audited 1995 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


Note 2 - Gain on Sale of Unconsolidated Affiliates

During the 1996 second quarter, the Company sold its 35% interest in Yokohama Aeroquip K.K., based in Japan, and its 49% interest in Aeroquip Mexicana S.A., based in Mexico. The two transactions resulted in a net combined pretax gain of $17.3 million ($5 million net, or $.16 per share). The combined pretax gain included $6.4 million of net gains previously deferred in the currency translation component of equity.

Note 3 - Business Acquired

Second-quarter 1996 expenditures for business acquisitions amounted to $6.2 million, which included acquisition of a business serving the industrial aftermarket, net of adjustment to the purchase price of a 1995 acquisition.

Note 4 - Income Taxes

The income tax provision for the 1996 six-month period includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share, that was recorded in the first quarter. The 1996 income tax provision also includes income taxes of $12.3 million resulting from the gain on sale of unconsolidated affiliates. The effective income tax rate for the 1996 six-month period exclusive of these items was 33%. The 23% and 26% effective income tax rates for the 1995 second-quarter and six-month periods reflect, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

Note 5 - Accounts Receivable Sold

"Changes in certain components of working capital other than debt" in the 1995 Condensed Statement of Cash Flows includes a $50 million increase in working capital resulting from termination of the Company's program for the sale of accounts receivable.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION

(Continued)


Note 6 - Net Income per Share

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Second Quarter 1996 Compared with Second Quarter 1995

The following data provide highlights for the 1996 second quarter compared with the 1995 second quarter.


                                                                   Percent
(dollars in thousands,                     Second Quarter         Increase
except per share data)                  1996            1995     (Decrease)

CONSOLIDATED
Net sales                              $ 517,924     $ 501,617       3.3%
Manufacturing income                     133,909       130,921       2.3
Manufacturing margin (%)                    25.9          26.1
Operating income                          51,744        50,579       2.3
Operating margin (%)                        10.0          10.1
Net income                                33,060        33,280      (0.7)
Net income per share                        1.11          1.11         -

INDUSTRIAL
Net sales                                292,627       282,853       3.5
Operating income                          32,093        38,883     (17.5)
Operating margin (%)                        11.0          13.7
Order intake                             294,480       270,194       9.0
Order backlog at June 30                 201,024       192,726       4.3

AUTOMOTIVE
Net sales                                129,876       133,738      (2.9)
Operating income                          11,941         9,536      25.2
Operating margin (%)                         9.2           7.1

AEROSPACE & DEFENSE
Net sales                                 95,423        85,026      12.2
Operating income                          13,523         8,480      59.5
Operating margin (%)                        14.2          10.0
Order intake                             108,847        76,138      43.0
Order backlog at June 30                 297,880       257,394      15.7

Consolidated sales for the 1996 second quarter increased $16.3 million, or 3.3%, over the 1995 second quarter. Sales for the industrial and aerospace & defense segments increased 3.5% and 12.2%, respectively, but automotive sales declined 2.9%. Businesses acquired in the 1995 fourth quarter generated second-quarter 1996 sales, principally in the industrial segment, of more than $28 million. Including the results of acquisitions, U.S. sales increased $17.8 million but non-U.S. sales declined $1.5 million. Changes in currency exchange rates reduced non-U.S. sales by $7.7 million.

Record second-quarter 1996 industrial sales of $292.6 million were $9.8 million, or 3.5%, higher than in the 1995 second quarter, bolstered by the operations of Vickers Electronic Systems (VES) acquired in late 1995. U.S. industrial sales increased $16.1 million, or 9%, compared with the 1995 second quarter, and sales for Asia/Pacific improved modestly. European sales declined $3.7 million, or 5.3%, including the effects of changes in currency exchange rates, while sales in Brazil were $3.6 million, or 31.4%, lower than in the 1995 second quarter. Strong industrial order intake of $294.5 million, including orders for VES, represented an increase of $24.3 million, or 9%, over the 1995 second quarter. Order intake for the U.S. and Asia/Pacific increased over the prior year, while order intake in Europe and Brazil declined. Order backlog of $201 million was $8.3 million, or 4.3%, higher than at June 30, 1995.

Automotive sales declined $3.9 million, or 2.9%, from the 1995 second quarter. However, second-quarter 1996 sales were $5.8 million higher than sales in the 1996 first quarter. U.S. sales in the 1996 second quarter were $7.4 million, or 12.3%, lower than in the 1995 second quarter, but were nearly equal to the 1996 first-quarter sales. Although new business is being secured, the conclusion of a number of programs with U.S. car manufacturers in the second half of 1995 contributed to the 1996 second-quarter sales decline. European automotive sales increased $3.5 million, or 4.8%, over the 1995 second quarter despite the unfavorable effects of changes in currency exchange rates. The increased European volume was driven by higher sales of air conditioning and power steering components.

Aerospace & defense sales increased $10.4 million, or 12.2%, over the 1995 second quarter. The sales increase reflects continued strength in all areas of the original equipment and aftermarket business, and included the benefit of two small acquisitions made in late 1995, as sales were up 12.7% in the U.S. and 9.6% in Europe. Order intake of $108.8 million was $32.7 million, or 43%, higher than in the 1995 second quarter. Order backlog, likewise, increased substantially to $297.9 million from $257.4 million at June 30, 1995.

Consolidated manufacturing income increased $3.0 million, or 2.3%, from the 1995 second quarter, but manufacturing margin declined from 26.1% to 25.9%. Manufacturing income and margin for the industrial segment declined from the 1995 second quarter as the benefit of increased sales volume was negated by losses in Brazil (a decline in manufacturing income of $3.9 million) and amortization of premium, including goodwill, associated with the VES acquisition. Although profitable, VES's manufacturing margin is lower than margins for the remainder of the segment, primarily due to the premium amortization. Automotive manufacturing income and margin improved due to the benefits of consolidation and downsizing of facilities, and improved product mix resulting from sales increases in certain higher-margin product lines. Higher sales and continued process improvements contributed to significantly higher manufacturing income and margin over the 1995 second quarter for the aerospace & defense segment.

Selling and general administrative and engineering, research and development expenses were $1.8 million higher in the 1996 second quarter than in the 1995 second quarter, but as a percent of sales were 15.9% in 1996 compared with 16% in 1995. Selling and general administrative expenses were slightly lower than in 1995, while engineering, research and development expenses increased $2 million. This increase is due in part to the VES acquisition, but also represents expanding initiatives for new product and business development.

Interest expense for the 1996 second quarter was $1.9 million higher than in the 1995 second quarter and was principally due to higher debt levels resulting from the 1995 acquisitions and the program initiated in 1995 to repurchase shares of the Company's common stock.

As previously announced, the Company sold its 35% interest in Yokohama Aeroquip K.K. based in Japan, and its 49% interest in Aeroquip Mexicana S.A., based in Mexico. The two transactions resulted in a net combined pretax gain of $17.3 million, which is reported in Other Income (Expenses) in the Statement of Income. The combined pretax gain included $6.4 million of net gains previously deferred in the currency translation component of equity. The Company expects that the sales of its interests in the two unconsolidated affiliates will stimulate the Company's growth in the industrial markets in Mexico and the Asia/Pacific region. The Company can now explore opportunities in the Japanese market with the full Aeroquip product line and expand its product line offerings in Mexico and Central America.

Net income for the 1996 second quarter amounted to $33.1 million, or $1.11 per share (including a gain of $5 million, or $.16 per share, from the sale of unconsolidated affiliates), compared with net income of $33.3 million, or $1.11 per share, in the 1995 second quarter. The effective income tax rate for the 1996 second quarter (exclusive of the tax associated with the gain on the sale of unconsolidated affiliates) was 33% compared with 23% in the 1995 second quarter. The lower effective income tax rate in 1995 reflects, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

Six Months 1996 Compared with Six Months 1995

The following data provide highlights for the 1996 first six months compared with the 1995 first six months.

                                           Six Months Ended         Percent
(dollars in thousands,                          June 30            Increase
except per share data)                   1996           1995      (Decrease)

CONSOLIDATED
Net sales                              $1,030,037    $1,000,252       3.0%
Manufacturing income                      260,166       253,363       2.7
Manufacturing margin (%)                     25.3          25.3
Operating income                           91,872        91,720       0.2
Operating margin (%)                          8.9           9.2
Net income                                 57,475        55,868       2.9
Net income per share                         1.94          1.88       3.2

INDUSTRIAL
Net sales                                 584,531       559,108       4.5
Operating income                           56,672        69,091     (18.0)
Operating margin (%)                          9.7          12.4
Order intake                              592,606       570,980       3.8

AUTOMOTIVE
Net sales                                 253,965       273,919      (7.3)
Operating income                           20,726        19,717       5.1
Operating margin (%)                          8.2           7.2

AEROSPACE & DEFENSE
Net sales                                 191,542       167,223      14.5
Operating income                           25,771        15,641      64.8
Operating margin (%)                         13.5           9.4
Order intake                              224,622       156,089      43.9

Sales exceeding $1 billion for the first six months of 1996 were a record for the Company and were $29.8 million, or 3%, greater than in the comparable 1995 period. Sales for the industrial and aerospace & defense segments increased 4.5% and 14.5%, respectively, but automotive sales declined 7.3%. Businesses acquired in the 1995 fourth quarter generated sales for the first six months of 1996 of more than $54 million, principally in the industrial segment. Including the results of acquisitions, U.S. sales increased $34.5 million, or 5.5%, but non-U.S. sales declined $4.7 million. Changes in currency exchange rates reduced non-U.S. sales by nearly $12 million.

Industrial sales for the first six months of 1996 amounting to $584.5 million were also a record and were $25.4 million, or 4.5%, greater than in the comparable 1995 period. U.S. industrial sales increased $34.2 million, or 9.6%, and Asia/Pacific sales improved modestly. European sales declined $1.7 million, or 1.2%, after changes in currency exchange rates. Sales in Brazil were $8.3 million, or 36.1%, lower than in the comparable 1995 six-month period.

Automotive sales declined $20 million, or 7.3%, from the first six months of 1995. U.S. automotive sales were $21.6 million, or 17%, lower than in the comparable 1995 period. The conclusion of a number of significant programs with U.S. car manufacturers in the second half of 1995 contributed to the decline in 1996 U.S. volume. European automotive sales increased $1.6 million, after the adverse effects of changes in currency exchange rates amounting to more than $7 million.

Aerospace & defense sales increased significantly over the first six months of 1995, up $24.3 million, or 14.5%. The Company's aggressive aerospace & defense growth initiatives evidence sustained momentum as the favorable first-quarter performance was replicated in the second quarter.

Consolidated manufacturing income increased $6.8 million, or 2.7%, over the first six months of 1995, while manufacturing margin remained unchanged at 25.3%. Factors similar to those described for the second quarter influenced the six-month performance. Manufacturing income and margin for the industrial segment declined from the prior year due to the performance of the Brazilian operations and lower profit margin for the acquired VES operations.
Automotive manufacturing income was flat with the prior year, but manufacturing margin improved due principally to the benefits recognized in the 1996 second quarter from consolidation and downsizing of facilities and improved sales mix. Higher sales volume and continued process improvements for aerospace & defense contributed to a 25% increase in manufacturing income and a 2.8 percentage-point increase in manufacturing margin.

Selling and general administrative and engineering, research and development expenses were $6.7 million higher in the 1996 six-month period compared with the 1995 first six months and as a percent of sales were approximately the same as in 1995. The increase is principally due to the VES acquisition but also represents expanding initiatives for new product and business development.

Interest expense for the 1996 six-month period was $3.2 million greater than in the comparable 1995 period and was attributable to the higher average debt levels in 1996. Other Income (Expenses) for the 1996 six-month period includes a gain of $17.3 million resulting from the sales of unconsolidated affiliates.

Net income for the first six months of 1996 amounted to $57.5 million, or $1.94 per share (including a gain of $5 million, or $.16 per share, from the sale of unconsolidated affiliates), compared with net income of $55.9 million, or $1.88 per share, for the first six months of 1995. The income tax provision for the 1996 six-month period includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share, that was recorded in the first quarter. The 1996 income tax provision also includes income taxes of $12.3 million resulting from the gain on sale of unconsolidated affiliates. The effective income tax rate for the 1996 six-month period exclusive of these items was 33%. The 26% effective income tax rate for the 1995 six-month period reflects, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities in the first six months of 1996 amounted to $33.8 million. Working capital requirements included $62.3 million to finance a higher level of receivables. This increase reflects, in part, the result of higher sales in 1996 and, since receivables were not included in the purchase of VES, recognizes the increase in receivable balances to normal operating levels for VES. Inventory reductions during the first six months of 1996 provided cash of $12.7 million, and dividends received from affiliates, principally Aeroquip Yokohama K.K., amounted to $9.9 million. Changes in components of working capital other than debt in the 1995 first-quarter operating activities included a $50 million increase in working capital resulting from the termination of the Company's program for the sale of accounts receivable.

During the 1996 second quarter, the Company received $40.2 million from the sales of interests in two unconsolidated affiliates operating as joint ventures in Japan and Mexico and an injection-molding plastics products
facility in Bassett, Virginia.   Also in the 1996 second quarter, expenditures
for business acquisitions amounting to $6.2 million included the acquisition of a business serving the industrial aftermarket, net of adjustment to the purchase price of a 1995 acquisition.

Dividend payments in 1996 were $.20 per share in each of the first two quarters compared with $.18 in 1995. Total dividends paid in the first six months of 1996 were $11.5 million compared with $10.4 million in the same 1995 period. During the first six months of 1996, the Company purchased 439,600 shares of common stock at a cost of $13.8 million. The Company expects to make further purchases during 1996, but is not committed to purchase a specific number of shares.

In 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for an additional $175 million (total registrations of $250 million before debt issuance) in debt securities. In the 1996 second quarter, the Company issued $100 million of 30-year debentures with a coupon rate of 7.875% under this authorization. The proceeds were used to retire debt with shorter maturities, including $75 million that was classified as long-term. At June 30, 1996, additional debt securities in amounts up to $150 million can be issued under the existing registrations. The debt-to-capitalization ratio (debt divided by debt plus equity) at June 30, 1996 was reduced to 44.4% compared with 45.6% at December 31, 1995. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2000 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at June 30, 1996, was $173.4 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available credit lines will be sufficient to meet normal operating requirements over the near term.

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

       Exhibit (4)-6     Corporation 6% Convertible Subordinated Debentures
       (Continued)       Due 2002, filed as Exhibit (4)-1 to Form SE filed on
                         March 18, 1993

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

       Exhibit (4)-8     Form of 7.875% Debentures due June 1, 2026, filed as
                         Exhibit (4)-1 to Form 8-K filed on June 3, 1996

       Exhibit (4)-9     Indenture, dated as of May 1, 1996, between TRINOVA
                         Corporation and NBD Bank, Trustee, with respect to the issuance of $100,000,000 aggregate principal amount of 7.875% Debentures due June 1, 2026, filed as Exhibit (4)-2 to Form 8-K filed on June 3, 1996

       Exhibit (10)-1    TRINOVA Corporation 1982 Stock Option Plan, filed as
                         Exhibit (10)-1 to Form SE filed on March 18, 1993

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

       Exhibit (10)-5    Change in Control Agreement for Non-officers, filed
                         as Exhibit (10)-5 to Form SE filed on March 18, 1993
                         (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as an Exhibit to Form SE except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)
                                     -15-

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

       Exhibit (10)-11    TRINOVA Corporation Supplemental Benefit Plan
                          (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-Q filed on August 10, 1995

       Exhibit (99(i))-1  TRINOVA Corporation Directors' Charitable Award
                          Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

       Exhibit (99(i))-2  Credit Agreement, dated as of August 31, 1994, among
                          TRINOVA Corporation (borrower) and The Bank of Tokyo Trust Company; Chemical Bank; Citibank, N.A; Dresdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; NBD Bank; and Union Bank of Switzerland, Chicago branches (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed on November 3, 1994

(b) A report on Form 8-K was filed on June 3, 1996, to report that the Company, in connection with a shelf registration on Form S-3 of debt securities in the principal amount of $175,000,000, entered into an underwriting agreement as of May 29, 1996, with Morgan Stanley & Co. and J. P. Morgan Securities Inc. to sell 7.875% notes due June 1, 2026, in the amount of $100,000,000. Notes in the amount of $100,000,000 were issued June 3, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
    August 8, 1996                 Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
    August 8, 1996                 -----------------------------------------
                                   David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)