Form 10-Q
period 1996-09-30
TRINOVA CORP
filed 1996-11-14
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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


The number of Common Shares, $5 Par Value, outstanding as of October 25, 1996, was 27,999,199.


             This document, including exhibits, contains 96 pages.

                      The cover page consists of 1 page.

                   The Exhibit Index is located on page 19.

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1996

                        INDEX TO INFORMATION IN REPORT
                              TRINOVA CORPORATION



                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   September 30, 1996 and December 31, 1995                             3

  Condensed Statement of Income -
   Three Months and Nine Months Ended
   September 30, 1996 and 1995                                          4

  Condensed Statement of Cash Flows -
   Nine Months Ended September 30, 1996 and 1995                        5

  Notes to Financial Statements                                         6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        8



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                             18

EXHIBIT INDEX                                                          19

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS           23

EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS                       24

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                   25

EXHIBIT 99(i)-2 - CREDIT AGREEMENT                                     26


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
TRINOVA CORPORATION
(Dollars in thousands, except per share data)
(Unaudited)

                                                       September 30    December 31
ASSETS                                                     1996            1995
CURRENT ASSETS                                          ----------      -----------
Cash and cash equivalents                               $   33,082      $   16,186
Receivables                                                358,002         292,146
Inventories:
In-process and finished products                           193,290         215,365
Raw materials and manufacturing supplies                    56,493          53,919
                                                        ----------      ----------
                                                           249,783         269,284
Other current assets                                        46,417          38,789
                                                        ----------      ----------

TOTAL CURRENT ASSETS                                       687,284         616,405
Plants and properties                                      992,939         959,286
Less accumulated depreciation                              563,711         533,925
                                                        ----------      ----------
                                                           429,228         425,361
Goodwill and other intangibles                              93,642          85,292
Other assets                                                64,464          97,093
                                                        ----------      ----------

TOTAL ASSETS                                            $1,274,618      $1,224,151
                                                        ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                           $   21,749      $   33,229
Accounts payable                                           113,527         103,853
Income taxes                                                40,229          39,054
Other current liabilities                                  178,755         183,659
Current maturities of long-term debt                        75,486             378
                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                  429,746         360,173
Long-term debt                                             251,962         302,352
Postretirement benefits other than pensions                121,221         120,478
Other liabilities                                           43,346          40,276

SHAREHOLDERS' EQUITY
Common stock; par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,059,824 and 28,825,187 shares,
 respectively (after deducting 6,150,072 and
 5,384,709 shares, respectively, in treasury)              140,298         144,125
Additional paid-in capital                                  19,791          17,933
Retained earnings                                          293,214         254,484
Currency translation adjustments                           (24,960)        (15,670)
                                                        ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                 428,343         400,872
                                                        ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $1,274,618      $1,224,151
                                                        ==========      ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF INCOME
TRINOVA CORPORATION
(In thousands, except per share data)
(Unaudited)
                                         Three Months Ended         Nine Months Ended
                                            September 30              September 30
                                      ------------------------  ------------------------
                                          1996         1995          1996        1995
                                       ----------   ----------    ----------  ----------
Net sales                              $  492,983   $  441,445    $1,523,020  $1,441,697
Cost of products sold                     370,129      330,489     1,140,000   1,077,378
                                       ----------   ----------    ----------  ----------

MANUFACTURING INCOME                      122,854      110,956       383,020     364,319

Selling and general administrative
 expenses                                  62,557       61,034       193,466     191,846
Engineering, research and development
 expenses                                  18,620       15,516        56,005      46,347
                                       ----------   ----------    ----------  ----------

OPERATING INCOME                           41,677       34,406       133,549     126,126

Interest expense                           (6,234)      (4,612)      (19,361)    (14,518)
Other income(expenses)-net                 (4,486)      (4,095)        6,444     (10,441)
                                       ----------   ----------    ----------  ----------

INCOME BEFORE INCOME TAXES                 30,957       25,699       120,632     101,167
Income taxes                               10,200        6,700        42,400      26,300
                                       ----------   ----------    ----------  ----------

NET INCOME                             $   20,757   $   18,999    $   78,232  $   74,867
                                       ==========   ==========    ==========  ==========

NET INCOME PER SHARE                   $      .72   $      .64    $     2.66  $     2.52
                                       ==========   ==========    ==========  ==========

Cash dividends per common share        $      .20   $      .18    $      .60  $      .54
                                       ==========   ==========    ==========  ==========

Average shares outstanding                 30,258       30,924        30,501      30,865
                                       ==========   ==========    ==========  ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
TRINOVA CORPORATION
(In thousands)
(Unaudited)
                                                                   Nine Months Ended
                                                                     September 30
                                                                 --------------------

                                                                  1996            1995
                                                               ----------      ----------
OPERATING ACTIVITIES
Net income                                                     $   78,232      $   74,867
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                     51,355          47,038
  Gain on sale of affiliates                                      (17,300)             --
  Changes in certain components of working
   capital other than debt                                        (46,800)        (43,371)
  Dividends received from affiliates                                9,896              29
  Other                                                              (105)         (9,051)
                                                               ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          75,278          69,512

INVESTING ACTIVITIES
Capital expenditures                                              (60,877)        (67,696)
Businesses acquired                                                (6,227)             --
Sales of business and affiliates                                   40,261              --
Other                                                                 954             339
                                                               ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                             (25,889)        (67,357)

FINANCING ACTIVITIES
Net increase (decrease) in short- and long-term debt               11,397          (6,567)
Cash dividends                                                    (17,126)        (15,581)
Purchase of common stock                                          (26,612)             --
Stock issuance under stock plans                                    2,264           5,040
Other                                                              (2,440)             --
                                                               ----------      ----------


NET CASH USED BY FINANCING ACTIVITIES                             (32,517)        (17,108)
Effect of exchange rate changes on cash                                24           1,399
                                                               ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   16,896         (13,554)

Cash and cash equivalents at beginning of period                   16,186          27,928
                                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   33,082      $   14,374
                                                               ==========      ==========



The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
TRINOVA CORPORATION



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods included herein have been made. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the audited 1995 financial statements and notes thereto included in TRINOVA Corporation's most recent annual report.


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

Note 4 - Income Taxes

The income tax provision for the 1996 nine-month period includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share, that was recorded in the first quarter. The income tax provision for the 1996 nine-month period also includes income taxes of $12.3 million resulting from the gain on sale of unconsolidated affiliates. The effective income tax rate for the 1996 third quarter, and the 1996 nine-month period exclusive of these items was 33%. The 26% effective income tax rates for the 1995 third-quarter and nine-month periods reflect, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Third Quarter 1996 Compared with Third Quarter 1995

The following data provide highlights for the 1996 third quarter compared with the 1995 third quarter.


                                                                      Percent
(dollars in thousands,                         Third Quarter         Increase
except per share data)                     1996           1995      (Decrease)
CONSOLIDATED
Net sales                                 $ 492,983     $ 441,445      11.7%
Manufacturing income                        122,854       110,956      10.7
Manufacturing margin (%)                       24.9          25.1
Operating income                             41,677        34,406      21.1
Operating margin (%)                            8.5           7.8
Net income                                   20,757        18,999       9.3
Net income per share                            .72           .64      12.5

INDUSTRIAL
Net sales                                   275,786       246,911      11.7
Operating income                             26,848        27,084      (0.9)
Operating margin (%)                            9.7          11.0
Order intake                                270,829       237,396      14.1
Order backlog at September 30               194,054       178,826       8.5

AUTOMOTIVE
Net sales                                   118,602       105,614      12.3
Operating income                              4,548         1,537     195.9
Operating margin (%)                            3.8           1.5

AEROSPACE
Net sales                                    98,595        88,920      10.9
Operating income                             15,822        11,635      36.0
Operating margin (%)                           16.0          13.1
Order intake                                114,332        97,429      17.3
Order backlog at September 30               314,241       265,335      18.4


Consolidated sales for the 1996 third quarter increased $51.5 million, or 11.7%, over the 1995 third quarter. Sales for the industrial, automotive and aerospace segments increased 11.7%, 12.3% and 10.9%, respectively. Businesses acquired in late 1995 and the 1996 second quarter generated third-quarter 1996 sales, principally in the industrial segment, of nearly $30 million.
Including the results of these acquisitions, U.S. sales increased $37.1 million and non-U.S. sales increased $14.4 million. Changes in currency exchange rates reduced non-U.S. sales by nearly $3 million.

Record third-quarter 1996 industrial sales of $275.8 million were $28.9 million, or 11.7%, higher than in the 1995 third quarter. 1996 third-quarter sales included the operations of Vickers Electronic Systems (VES) acquired in late 1995. Third-quarter results also included operations for Summa Manufacturing Company (Summa), serving the industrial aftermarket, that was acquired in the 1996 second quarter. U.S. industrial sales increased $28.2 million, or 18.1%, compared with the 1995 third quarter, while sales for Asia/Pacific and Brazil improved modestly. European sales declined $2.1 million, or 3.4%, from the 1995 third quarter. Strong industrial order intake of $270.8 million, including orders for VES and Summa, represented an increase of $33.4 million, or 14.1%, over the 1995 third quarter. Order intake for the U.S., Asia/Pacific and Brazil increased over the prior year, while order intake in Europe declined. Order backlog of $194.1 million was $15.2 million, or 8.5%, higher than at September 30, 1995.

Automotive sales increased $13 million, or 12.3%, over the 1995 third quarter. U.S. sales in the 1996 third quarter were $2 million, or 4.2%, higher than in the 1995 third quarter. European automotive sales increased $11 million, or 18.9%, over the 1995 third quarter despite the unfavorable effects of changes in currency exchange rates. The increased European volume was driven by higher sales of air conditioning and power steering connectors for use in autos and light trucks. The Company recently announced that its automotive segment has won new fluid connectors business that is expected to generate sales in Europe and the U.S. totaling nearly $800 million over several years beginning with the 1997 model year and continuing through the year 2002. Inasmuch as this announcement constitutes a forward-looking statement, it is important to bear in mind that the value of this new business is based on customers' anticipated production of the new models, the expected level of consumer acceptance and the expected increase in worldwide demand for automotive power steering and air conditioning systems.

Aerospace sales increased $9.7 million, or 10.9%, over the 1995 third quarter and included the benefit of two small acquisitions made in late 1995. The sales increase reflects continued strength across all original equipment and aftermarket sectors, as sales were up 9.3% in the U.S. and 19.2% in Europe. Order intake of $114.3 million was $16.9 million, or 17.3%, higher than in the 1995 third quarter. Order backlog, likewise, increased substantially to $314.2 million from $265.3 million at September 30, 1995.

The Company recently announced that it is on schedule with its five-year strategy that should enable its aerospace business to nearly double in size to more than $600 million by the year 2000 while maintaining steady earnings growth. Acquisitions are expected to play a key, but modest, role in this growth. In conjunction with this statement, the Company also announced that it had signed a definitive agreement to acquire, for about $35 million, the Electrical Engineering & Manufacturing Company (EEMCO), which has an annual sales volume of about $37 million. EEMCO serves major airframe manufacturers as a designer and manufacturer of linear and rotary actuators, specialty motors and generators, flight control systems, electronic controls, and fully integrated actuation systems for commercial and military aerospace applications.

Increasing the size of the aerospace business to more than $600 million by the year 2000 and maintaining steady earnings growth over this period assumes, among other things, that existing aerospace programs will continue, that the Company's current shipset value per program will be maintained and that the Company's customers will meet their projected build rates. Risk factors that could cause actual results to differ from these forward-looking statements include delays in developing new airframe programs, the Company's inability to qualify for new programs, loss of existing business, reduced military spending, development of competing products, availability of acquisition candidates and depressed airline spending.

The third quarter is traditionally the slowest quarter of the year for the Company, due principally to European vacation periods and seasonal automotive shutdowns. Consequently, sales, manufacturing income, operating income and margins are generally lower in the third quarter than in other periods during the year. However, compared with the 1995 third quarter, consolidated third-quarter 1996 manufacturing income increased $11.9 million, or 10.7%, but manufacturing margin declined slightly from 25.1% to 24.9%. Manufacturing income for the industrial segment improved 5.1% over the 1995 third quarter but manufacturing margin declined as the benefit of increased sales volume was negated by losses in Brazil (a decline in manufacturing income of $1.2 million) and premium amortization associated with recent acquisitions. Although profitable, manufacturing margins for recently acquired companies are lower than margins for the remainder of the Company, primarily due to the premium amortization. Automotive manufacturing income and margin improved due to the benefits of consolidation and downsizing of facilities, and due to improved product mix resulting from sales increases in certain higher-margin product lines. Higher sales and continued process improvements contributed to significantly higher manufacturing income and margin over the 1995 third quarter for the aerospace segment.

Selling and general administrative and engineering, research and development expenses were $4.6 million higher in the 1996 third quarter than in the 1995 third quarter, but as a percent of sales were 16.5% in 1996 compared with 17.3% in 1995. Selling and general administrative expenses were $1.5 million higher than in 1995, while engineering, research and development expenses increased $3.1 million. These increases are due in part to recent acquisitions, but also represent expanding initiatives for new product and business development.

Interest expense for the 1996 third quarter was $1.6 million higher than in the 1995 third quarter. The increase was principally due to higher debt levels resulting from the recent acquisitions and the program initiated in 1995 to purchase shares of the Company's common stock on the open market.

Net income for the 1996 third quarter amounted to $20.8 million, or $.72 per share, compared with net income of $19 million, or $.64 per share, in the 1995 third quarter. The effective income tax rate for the 1996 third quarter was 33% compared with 26% in the 1995 third quarter. The lower effective income tax rate in 1995 reflects, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

Nine Months 1996 Compared with Nine Months 1995

The following data provide highlights for the 1996 first nine months compared with the 1995 first nine months.

                                             Nine Months Ended        Percent
(dollars in thousands,                         September 30          Increase
except per share data)                     1996           1995      (Decrease)
CONSOLIDATED
Net sales                                $1,523,020    $1,441,697       5.6%
Manufacturing income                        383,020       364,319       5.1
Manufacturing margin (%)                       25.1          25.3
Operating income                            133,549       126,126       5.9
Operating margin (%)                            8.8           8.7
Net income                                   78,232        74,867       4.5
Net income per share                           2.66          2.52       5.6

INDUSTRIAL
Net sales                                   860,317       806,018       6.7
Operating income                             83,520        96,174     (13.2)
Operating margin (%)                            9.7          11.9
Order intake                                863,467       808,377       6.8
Order backlog at September 30               194,054       178,826       8.5

AUTOMOTIVE
Net sales                                   372,567       379,535      (1.8)
Operating income                             25,274        21,255      18.9
Operating margin (%)                            6.8           5.6

AEROSPACE
Net sales                                   290,137       256,144      13.3
Operating income                             41,592        27,276      52.5
Operating margin (%)                           14.3          10.6
Order intake                                338,954       253,518      33.7
Order backlog at September 30               314,241       265,335      18.4


Sales of $1.5 billion for the first nine months of 1996 were a record for the Company and were $81.3 million, or 5.6%, greater than in the comparable 1995 period. Sales for the industrial and aerospace segments increased 6.7% and 13.3%, respectively, but automotive sales declined 1.8%. Businesses acquired in the 1995 fourth quarter and the 1996 second quarter generated sales for the first nine months of 1996 of more than $84 million, principally in the industrial segment. Including the results of these acquisitions, U.S. sales increased $71.7 million, or 8%, and non-U.S. sales increased $9.6 million. Changes in currency exchange rates lowered non-U.S. sales by nearly $15 million.

Industrial sales for the first nine months of 1996 amounting to $860.3 million were also a record and were $54.3 million, or 6.7%, greater than in the comparable 1995 period. U.S. industrial sales increased $62.4 million, or 12.2%, and Asia/Pacific sales increased $3.5 million, or 5.9%. European sales declined $3.8 million, or 1.9%, after the adverse effects of changes in currency exchange rates totaling more than $4 million. Sales in Brazil were $7.8 million, or 25%, lower than in the comparable 1995 nine-month period.

Automotive sales declined $7 million, or 1.8%, from the first nine months of 1995. U.S. automotive sales were $19.6 million, or 11.2%, lower than in the comparable 1995 period. The conclusion of a number of significant programs with U.S. car manufacturers in the latter half of 1995 contributed to the decline in U.S. volume. European automotive sales increased $12.6 million, after the adverse effects of changes in currency exchange rates amounting to nearly $10 million.

Aerospace sales increased significantly over the first nine months of 1995, up $34 million, or 13.3%. The aggressive aerospace segment growth as shown by the favorable first- and second-quarter performance continued into the 1996 third quarter.

Consolidated manufacturing income increased $18.7 million, or 5.1%, over the first nine months of 1995, while manufacturing margin slipped .2 of a percentage point. Manufacturing income and margin for the industrial segment declined marginally from the prior year due to the performance of the Brazilian operations and lower profit margins for companies recently acquired. Automotive manufacturing income and margin improved from the prior year due principally to the benefits recognized from consolidation and downsizing of facilities, and from a favorable sales mix. Higher sales volume and continued process improvements contributed to a 23% increase in manufacturing income and a 2.6 percentage-point increase in manufacturing margin for the aerospace segment in the first nine months of 1996 over the comparable 1995 period.

Selling and general administrative and engineering, research and development expenses were $11.3 million higher in the 1996 nine-month period compared with the 1995 first nine months and as a percent of sales were approximately the same as in 1995. The increase is principally due to the VES acquisition but also represents expanding initiatives for new product and business development.

Interest expense for the 1996 nine-month period was $4.8 million greater than in the comparable 1995 period. The increase was attributable to the higher average debt levels in 1996. In the 1996 second quarter, the Company sold its 35% interest in Yokohama Aeroquip K.K. based in Japan, and its 49% interest in Aeroquip Mexicana S.A., based in Mexico. The two transactions resulted in a net combined pretax gain of $17.3 million, which is reported in Other Income (Expenses) in the Statement of Income. The combined pretax gain included $6.4 million of net gains previously deferred in the currency translation component of equity. The Company expects that the sales of its interests in the two unconsolidated affiliates will stimulate the Company's growth in the industrial markets in Mexico and the Asia/Pacific region. The Company is now exploring opportunities in the Japanese market with the full Aeroquip product line and is expanding its product line offering in Mexico and Central America.

Net income for the first nine months of 1996 amounted to $78.2 million, or $2.66 per share (including a gain of $5 million, or $.16 per share, from the sale of unconsolidated affiliates), compared with net income of $74.9 million, or $2.52 per share, for the first nine months of 1995. The income tax provision for the 1996 nine-month period includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share, that was recorded in the first quarter. The 1996 income tax provision also includes income taxes of $12.3 million resulting from the second-quarter gain on sale of unconsolidated affiliates. The effective income tax rate for the 1996 nine-month period exclusive of these items was 33%. The 26% effective income tax rate for the 1995 nine-month period reflects, among other things, the utilization of tax loss carryforwards outside the U.S. for which deferred tax valuation allowances had previously been provided.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities in the first nine months of 1996 amounted to $75.3 million. Working capital requirements of $46.8 million included $68.7 million to finance a higher level of receivables. This increase reflects, in part, the result of higher sales in 1996 and, since receivables were not included in the purchase of VES, recognizes the increase in receivable balances to normal operating levels for VES. Inventory reductions during the first nine months of 1996 provided cash of $16.7 million, and dividends received from affiliates, principally Aeroquip Yokohama K.K., amounted to $9.9 million. Changes in components of working capital other than debt in the 1995 operating activities included a $50 million increase in working capital resulting from the termination of the Company's program for the sale of accounts receivable.

During 1996, the Company received $40.3 million from the sales of interests in two unconsolidated affiliates operating as joint ventures in Japan and Mexico and an injection-molding plastics products facility in Bassett, Virginia.
1996 expenditures for business acquisitions amounted to $6.2 million, which included the acquisition of a business serving the industrial aftermarket, net of adjustment to the purchase price for a 1995 acquisition. The Company is seeking solutions to exit certain elements of its automotive segment relating to automotive plastics, which have produced relatively low operating margins in recent periods. The operations under review accounted for approximately 16% of automotive sales during the first three quarters of 1996.

Dividend payments in 1996 were $.20 per share in each of the first three quarters compared with $.18 in 1995. Total dividends paid in the first nine months of 1996 were $17.1 million compared with $15.6 million in the same 1995 period. During the first nine months of 1996, the Company purchased 846,900 shares of its common stock at a cost of $26.6 million. The Company expects to make further common stock purchases during 1996, but is not committed to purchase a specific number of shares.

In 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for an additional $175 million (total registrations of $250 million before debt issuance) in debt securities. In the 1996 second quarter, the Company issued $100 million of 30-year debentures with a coupon rate of 7.875% under this authorization. The proceeds were used to retire debt with shorter maturities, including $75 million that was classified as long-term. At September 30, 1996, additional debt securities in amounts up to $150 million can be issued under the existing registrations. The debt-to-capitalization ratio (debt divided by debt plus equity) at September 30, 1996, was 44.9% compared with 45.6% at December 31, 1995. In the 1996 third quarter, the Company entered into a new revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. There were no borrowings under this agreement at September 30, 1996. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available credit lines will be sufficient to meet normal operating requirements over the near term.

PART II - OTHER INFORMATION
TRINOVA CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

 (a) The following exhibits are filed hereunder as part of Part I:

       Exhibit (11)       Statement re: Computation of Per Share Earnings
       Exhibit (12)       Statement re: Computation of Ratios

     The following exhibit is filed as part of Part II:

       Exhibit (27)       Financial Data Schedule
       Exhibit (99(i))-2 Credit Agreement, dated as of September 27, 1996, among TRINOVA Corporation (borrower) and The Bank of Tokyo - Mitsubishi Trust Company; Citibank, N.A.; Desdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; The Chase Manhattan Bank; and Union Bank of Switzerland, Chicago branch (banks) and Citibank, N.A. (administrative agent)

     The following exhibits are filed as part of Part II and are incorporated by reference hereunder:

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


(b) There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              TRINOVA CORPORATION




                                By /S/ DARRYL F. ALLEN
                                   -----------------------------------------
    November 14, 1996              Darryl F. Allen
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By /S/ DAVID M. RISLEY
                                   -----------------------------------------
    November 14, 1996              David M. Risley
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)