Form 10-K405
period 1996-12-31
TRINOVA CORP
filed 1997-03-13
CIK 59198

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996

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

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of February 18, 1997, was $1,060,722,404.

The number of Common Shares, $5 Par Value, outstanding as of February 18, 1997, was 28,021,191.



                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the 1996 Annual Report to Security Holders are filed as Exhibit
(13) filed hereto and are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of security holders to be held on April 17, 1997, are incorporated by reference into Part III.












             This document, including exhibits, contains 68 pages.

                      The cover page consists of 2 pages.

                   The Exhibit Index is located at page 21.















                              [End of cover page]

                                    PART I

ITEM 1.  Business.

(a) TRINOVA Corporation ("TRINOVA") is a world leader in the manufacture and distribution of engineered components and systems for industry, sold through its operating companies, Aeroquip Corporation ("Aeroquip") and Vickers, Incorporated ("Vickers"), to the industrial, automotive, and aerospace markets.

       The Board of Directors of TRINOVA has voted, subject to approval by the shareholders of the Company, to change the name of the Company to "Aeroquip-Vickers, Inc." The proposal will be submitted to the shareholders of the Company for approval at the annual meeting to be held on April 17, 1997.

       On February 20, 1997, TRINOVA announced that it plans to exit its interior automotive plastics business, and will record a special charge in 1997 related to exiting these businesses. The pretax charge is not to exceed $30 million, approximately $18.5 million net of tax or 61 cents per share. A significant portion of this charge is related to exiting businesses in Germany. On March 10, 1997, TRINOVA announced that a definitive agreement has been signed to sell facilities in Chesterfield and Port Huron, Michigan and Chihuahua, Mexico to Key Plastics Inc. The three facilities had sales in 1996 of approximately $30 million. Buyers are being sought for the other facilities which had combined 1996 sales volume of approximately $100 million.

       In 1996, TRINOVA increased its quarterly dividend to $.20 per share, or $.80 per share for the year, from $.18 per share in 1995, or $.72 per share for the year. The $.20 quarterly rate was maintained in January 1997.

       In October 1995, TRINOVA announced that it may purchase up to 2 million of its outstanding common shares pursuant to a previously authorized stock repurchase program. Under this authorization, common shares may be purchased from time to time in the open market and through privately negotiated transactions. Common shares purchased will be for the treasury and will be available for general corporate purposes. Through December 31, 1996, TRINOVA has purchased 1,208,300 of its common shares at a cost of $37.7 million under the current authorization. TRINOVA expects to make further purchases in 1997, but is not committed to purchase a specific number of shares.

       In 1996, TRINOVA filed a shelf registration statement with the Securities and Exchange Commission and issued thereunder $100 million of 30-year debentures with a coupon rate of 7.875%. Proceeds were used to retire debt with shorter maturities, including $75 million that was classified as long-term debt at December 31, 1995 under provisions of the revolving credit agreement in effect at that date. At December 31, 1996, additional debt securities in amounts up to $150 million can be issued under existing shelf registrations.

       In May 1996, TRINOVA sold its injection molding plastics products facility in Bassett, Virginia, and during 1996 closed its Henderson, Kentucky, and Grand Blanc, Michigan facilities. TRINOVA announced in the 1996 fourth quarter that it will close one of its automotive plastics products plants in the 1997 first quarter.

       In June 1996, TRINOVA acquired all of the outstanding shares of Summa Manufacturing Corporation for approximately $7.4 million. Summa is a leading manufacturer of aftermarket vane pumps and replacement parts for mobile and industrial applications.

       In December 1996, TRINOVA acquired certain assets and liabilities of the Electrical Engineering & Manufacturing Company (EEMCO), a division of DATRON, Inc., for approximately $35.9 million. EEMCO designs and manufactures linear and rotary actuators, specialty motors and generators, flight control systems, electronic controls, and fully integrated actuation systems for commercial and military aerospace applications.

       In 1996, TRINOVA sold its 35% interest in Yokohama Aeroquip K.K., based in Japan, and its 49% interest in Aeroquip Mexicana S.A., based in Mexico. Proceeds from the two transactions amounted to $37.3 million, resulting in a net combined pretax gain of $17.3 million ($5 million net, or $.16 per share). The combined pretax gain included net translation gains of $6.4 million previously deferred in the currency translation component of equity. Yokohama Aeroquip K.K. manufactured and sold fittings, couplings, and hose and tube assemblies for industrial and automotive markets. Aeroquip Mexicana S.A. manufactured and sold rubber hydraulic hose and fittings in Mexico, primarily for industrial markets.

(b) "Note 12 - Business Segments" on pages 54-55 of Exhibit (13) filed hereunder is incorporated herein by reference.

(c) A description of the business done and intended to be done by TRINOVA and its subsidiaries in each industry segment follows.

     (1) INDUSTRIAL: Aeroquip manufactures and sells hose and hose assemblies; hose fittings and adapters; tube fittings and adapters; couplings; refrigeration/air conditioning connectors; and molded, extruded and co-extruded plastic products.

       Vickers manufactures and sells hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; open architecture machine controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; hydraulic and lubrication filtration; and fluid-evaluation products and services.

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

       The order backlog for the industrial business was $184.9 million as of December 31, 1996, compared to $201.5 million as of December 31, 1995. Substantially all of the December 31, 1996, backlog is expected to be filled in 1997.

       (2) AUTOMOTIVE: Aeroquip manufactures and sells air conditioning, power steering, and oil and transmission cooler hose and hose assemblies; bodyside moldings; decorative bumper strips; roof moldings; spoilers; rocker panel claddings; engine components; louvers and trim plates; interior trim; garnish moldings; interior engine covers; instrument clusters; radio bezels; and display products.

       The automotive operations of Aeroquip serve worldwide automobile, light truck, sport utility and van manufacturers. Products are primarily sold directly to manufacturers. Approximately 62.7% of worldwide sales of TRINOVA's automotive business are made to three major U.S. and one major European automobile manufacturers.

       The automotive industry is highly competitive in terms of price, quality and service. Aeroquip is a preferred supplier to the major U.S. and European automobile manufacturers. Competition for products in the automotive industry is very fragmented. TRINOVA is currently seeking opportunities to exit elements of its automotive segment relating to certain plastics operations which have produced losses or relatively low operating margins in recent periods. The operations under review accounted for approximately 25% of automotive sales in 1996.

       (3) AEROSPACE: Aeroquip manufactures and sells hose, fittings, couplings, swivels, V-band couplings, fuel-handling products, high-pressure tube fittings, clamps, marine bearings and noise-reduction products.

       Vickers manufactures and sells fixed- and variable-displacement pumps; fuel pumps; hydraulic motors and motor packages; electric motorpumps and generator packages; valves and valve packages; electrohydraulic and electromechanical actuators; sensors and monitoring devices; and electronic controllers.

       The aerospace operations of Aeroquip and Vickers serve worldwide commercial aerospace and defense markets including commercial aircraft, air defense, cargo handling, combat and support vehicles, commuter aircraft, engines, marine, military aircraft, military weaponry, missiles and naval machinery. Products are sold directly to OEM businesses, commercial airlines and the government and through a distributor network. Approximately 14% of TRINOVA's aerospace business sales are made to two major U.S. airframe manufacturers.

       The aerospace business is highly competitive in terms of price, quality and service. TRINOVA believes that Aeroquip has significant market position worldwide for aerospace hose, fittings and quick-disconnect couplings. TRINOVA also believes that Vickers has significant market position worldwide for aerospace fixed- and variable-displacement hydraulic pumps, hydraulic motors and motor packages, and aerospace sensors and monitoring devices.

       TRINOVA serves a large number of customers in the aerospace and defense market. Due to the diversity of TRINOVA's products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of TRINOVA's product lines.

       The order backlog for the aerospace business was $341 million as of December 31, 1996, compared to $266.4 million as of December 31, 1995. Approximately 13.3% of the December 31, 1996, backlog is not expected to be filled in 1997 because certain contracts require deliveries after 1997. Approximately 35.8% of the December 31, 1996, backlog represents direct government contracts or subcontracts on government programs, which are subject to termination for convenience by the Government.

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

       TRINOVA devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1996, 1995 and 1994, TRINOVA spent a total of $74.9 million, $63 million and $55.5 million, respectively, on these efforts.

       TRINOVA employed 15,162 persons at December 31, 1996.

(d) "Note 13 - Non-U.S. Operations" on page 56 of Exhibit (13) filed hereunder is incorporated herein by reference. TRINOVA believes the risk attendant to non-U.S. operations, which are primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.


ITEM 2.  Properties.

         A description of TRINOVA's principal properties follows. Except as otherwise indicated, all properties are owned by TRINOVA or its subsidiaries.

         TRINOVA's executive offices (leased) are located in Maumee, Ohio.

INDUSTRIAL: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); technical centers in Ann Arbor, Michigan (leased) and Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Mountain Home, Arkansas; Fitzgerald, Georgia; New Haven, Indiana; Williamsport, Maryland; Forest City and Norwood, North Carolina; Van Wert, Ohio; Gainesboro, Tennessee; Wausau, Wisconsin; Guaratingueta and Sao Paulo, Brazil; Chambray-Les-Tours, France; Baden-Baden and Hann-Muenden, Germany; Livorno, Italy; and Cardiff, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); a technical center in Rochester Hills (leased), Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Carol Stream and Petersburg (leased), Illinois; Jackson, Michigan; South Lebanon, Ohio; Omaha, Nebraska; White City, Oregon; Memphis, Tennessee; Sao Paulo, Brazil; Wehrheim, Germany; Casella and Vignate (leased), Italy; and Bedford (leased), Havant and Telford (leased), United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

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

AEROSPACE: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Toccoa, Georgia; Jackson, Michigan (leased); Middlesex, North Carolina; Pau, France (leased); and Lakeside, United Kingdom (leased). Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

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


ITEM 3.  Legal Proceedings.

       As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("106 Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to TRINOVA's subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The 106 Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $5.7 million. TRINOVA's portion of any such cost is estimated to be 18.33% based on a cost-sharing agreement among the six PRPs which was executed by TRINOVA on July 6, 1992.

       Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining 18 years of operation and maintenance (O&M) costs associated with the blending facility, as well as a water treatment facility constructed by Lockheed under its BOU Consent Decree with USEPA. The Special Notice of Liability also covers USEPA's past response costs. On April 26, 1994, Lockheed filed an action against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the water treatment facility and related matters. In November 1995, a settlement agreement was entered into among Lockheed and most of the members of a joint defense group (the "Joint Defense Group"), including Aeroquip, which resolved this contribution action. The settlement requires the payment of $16 million by the Joint Defense Group. Aeroquip's portion of this amount is approximately $104,000. This amount reflects a credit to Aeroquip for its prior expenditures on the blending facility. The settlement is also intended to resolve Aeroquip's potential liability for the interim remedy at the Glendale Superfund site (see below), Aeroquip's potential liability for a toxic suit brought against Lockheed, and the claims by other Joint Defense Group members against Aeroquip. USEPA and some of the Burbank PRPs are negotiating a Second Consent Decree which will provide the settling parties with protection against liability for certain matters related to the interim remedy now underway. Under the proposed Second Consent Decree all work will be carried out by the City of Burbank, and Lockheed will fund the Operation & Maintenance costs. Aeroquip and five other PRPs will be responsible for any future design defects in the blending facility and for possible other costs should USEPA decide to reopen the Consent Decree based on changed circumstances or new information.

       As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to TRINOVA's subsidiary, Sterer Engineering and Manufacturing Company, now known as the Fluid Control and Actuation Division of Vickers, Incorporated ("Vickers"). (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The letter notified Vickers of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18, 1993. Twenty-seven PRPs (the "PRP Group"), including Vickers, entered into an Administrative Order on Consent with the USEPA on March 21, 1994, to conduct the Remedial Design ("RD") of the interim remedy. The estimated cost of the RD is $4.7 million. Vickers' portion of the RD costs is estimated to be 2.95% based on an interim allocation agreement among the PRPs. The interim remedy for the Glendale Operable Units (including the North Operable Unit and the South Operable Unit) is projected to cost in the range of $46-58 million. The PRP Group has entered into an agreement to carry out an allocation of the costs for the Glendale Operable Units interim remedy. The allocation process must accommodate two separate allocations--first, the division of response costs for the Glendale Operable Units between the Glendale PRPs and Lockheed Corporation on behalf of all Burbank PRPs (see above) and, second, the internal division of response costs among the Glendale PRPs. Allocation of costs between Lockheed and other PRPs remains unsettled. As a result, on November 26, 1996, the USEPA issued a Unilateral Administrative Order under
Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act to all PRPs, including Vickers, requiring the PRPs to conduct the pre-construction phase of the interim remedy. ITT has agreed to conduct this Section 106 work, reserving its rights against all PRPs for contribution. While Vickers' allocated share of the remediation costs cannot be currently estimated, the range of anticipated costs is between $600,000 and $1.8 million.

       As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to TRINOVA and its wholly owned subsidiaries, Aeroquip Corporation and Sterling

Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part I, Item 3, of TRINOVA's Annual Report on Form 10-K for the year ended December 31, 1994.) The Order, which was issued without a prior hearing, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II
assessment.   On May 5, 1993, a Compliance Order on Consent ("COC") was
entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. The cost to Sterling to conduct the COC site investigation, develop the remedial work plan and complete a feasibility study (the "Feasibility Study") is estimated to be approximately $1,650,000. Sterling's remediation costs are undetermined at this time because the Feasibility Study has not been completed.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages, positions and recent business experience of the executive officers of TRINOVA as of February 18, 1997, are listed below. Officers of TRINOVA are elected annually in April by the Board of Directors at the organization meeting immediately following the annual meeting of shareholders.


     NAME AND POSITION              AGE            BUSINESS EXPERIENCE


Darryl F. Allen,                    53     Chairman of the Board, President
  Chairman of the Board,                   and Chief Executive Officer of
  President and Chief                      TRINOVA since 1991.  President and
  Executive Officer                        Chief Executive Officer of
                                           TRINOVA from 1986 to 1991.

William R. Ammann,                  55     Vice President-Administration and
  Vice President-Administration            Treasurer of TRINOVA since 1992.
  and Treasurer                            Vice President - Administration of
                                           TRINOVA from  1983 to 1992.

James E. Kline,                     55     Vice President & General Counsel
  Vice President and                       of TRINOVA since 1989.
  General Counsel

James M. Oathout,                   52     Corporate Secretary and Senior
  Corporate Secretary and                  Attorney of TRINOVA since March
  Senior Attorney                          1995.  Secretary and Associate
                                           General Counsel of TRINOVA from
                                           1988 to March 1995.

Gregory R. Papp,                    50     Corporate Controller of TRINOVA
  Corporate Controller                     since 1993.  Vice President and
                                           Controller of Aeroquip Corporation
                                           from July 1991 to 1993.  Vice
                                           President Planning and Control -
                                           Automotive Products Group of
                                           Aeroquip Corporation from January
                                           1991 to July 1991.

David M. Risley,                    52     Vice President - Finance and Chief
  Vice President - Finance                 Financial Officer of TRINOVA since
  and Chief Financial Officer              1992.  Group Vice President -
                                           Administration and Control of
                                           Aeroquip Corporation from 1991
                                           to 1992.  Vice President and
                                           Controller of Aeroquip Corporation
                                           from 1990 to 1991.

Howard M. Selland,                  53     Executive Vice President of
  Executive Vice President of              TRINOVA and President of Aeroquip
  TRINOVA and President of                 Corporation since 1989.
  Aeroquip Corporation

Philip G. Simonds,                  56     Vice President-Taxation of TRINOVA
  Vice President-Taxation                  since 1983.

John H. Weber,                      41     Executive Vice President of
  Executive Vice President of              TRINOVA since August 1996 and
  TRINOVA and President of                 President of Vickers, Incorporated
  Vickers, Incorporated                    since August 1996.  Executive Vice
                                           President of Vickers, Incorporated
                                           from January 1996 to August 1996.
                                           Group Vice President - Industrial
                                           of Vickers, Incorporated from 1994
                                           to August 1996.  General Manager -
                                           Industrial Motors of General
                                           Electric Company from 1992 to 1994.
                                           General Manager - International
                                           Business Development of GE
                                           International (London) from 1991
                                           to 1992.

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


ITEM 6.  Selected Financial Data.

       "5-Year Summary of Selected Financial Data" on page 26 of Exhibit (13) filed hereunder is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       "Financial Review and Analysis of Operations" on pages 27-33 of Exhibit (13) filed hereunder are incorporated herein by reference.


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


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.


                                     PART III


ITEM 10.  Directors and Officers of the Registrant.

       "Election of Directors" on pages 1-3 of the proxy statement for the annual meeting to be held on April 17, 1997, are incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.  Executive Compensation.

       "Compensation of Directors" and "Executive Compensation" (excluding material under the captions "TRINOVA Stock Performance Graph" and "Board Compensation Committee Report on Executive Compensation") on pages 3 and 5-7, respectively, of the proxy statement for the annual meeting to be held on April 17, 1997, are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

       "Security Ownership" on page 4 of the proxy statement for the annual meeting to be held on April 17, 1997, is incorporated herein by reference.


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

    Report of Ernst & Young LLP, Independent Auditors

    Statement of Income - Years ended December 31, 1996, 1995 and 1994

    Statement of Financial Position - December 31, 1996 and 1995

    Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994

    Statement of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

    Notes to Financial Statements - December 31, 1996

       (2) The following consolidated financial statement schedule of TRINOVA and its subsidiaries is filed under Item 14(d):

    SCHEDULE                                                           PAGE(S)

    Schedule II - Valuation and qualifying accounts                     18-20

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

  (99(i))-2  Credit Agreement, dated as of September 27, 1996, among TRINOVA
             Corporation (borrower) and The Bank of Tokyo - Mitsubishi Trust Company; Citibank, N.A.; Desdner Bank AG, New York and Grand Cayman branches; The First National Bank of Chicago; Morgan Guaranty Trust Company of New York; The Chase Manhattan Bank; and Union Bank of Switzerland, Chicago branch (banks) and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed November 14, 1996

          The following exhibits are filed hereunder:

   (11)      Statement re:  Computation of Per Share Earnings

   (12)      Statement re:  Computation of Ratios

   (13) Portions of the 1996 Annual Report to Security Holders (to the extent incorporated by reference hereunder)

   (21)      Subsidiaries of the Registrant

   (23)      Consent of Independent Auditors

   (24)      Powers of Attorney

   (27)      Financial Data Schedule


(b) TRINOVA did not file any reports on Form 8-K during the fourth quarter of 1996.

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

Date:  March 13, 1997


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DARRYL F. ALLEN
Darryl F. Allen                 3/13/97
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)



/S/ DAVID M. RISLEY
David M. Risley                 3/13/97
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)



/S/ GREGORY R. PAPP
Gregory R. Papp                 3/13/97
Corporate Controller
(Principal Accounting Officer)



PURDY CRAWFORD*
Purdy Crawford*                 3/13/97
Director                        (Date)

JOSEPH C. FARRELL*
Joseph C. Farrell*              3/13/97
Director                        (Date)



DAVID R. GOODE*
David R. Goode*                 3/13/97
Director                        (Date)



PAUL A. ORMOND*
Paul A. Ormond*                 3/13/97
Director                        (Date)



JOHN P. REILLY*
John P. Reilly*                 3/13/97
Director                        (Date)



ROBERT H. SPILMAN*
Robert H. Spilman*              3/13/97
Director                        (Date)



WILLIAM R. TIMKEN, JR.*
William R. Timken, Jr.*         3/13/97
Director                        (Date)






*By James E. Kline, Attorney-in-fact


/S/ JAMES E. KLINE
James E. Kline                     3/13/97
Vice President and General Counsel  (Date)

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

-----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
-----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1996

 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,241       $  3,899          $      -          $ (1,108)-A       $ 16,032

 Deferred tax valuation allowance        15,953         (3,853)                -               489 -B         12,589




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




Note A - Doubtful accounts charged off
Note B - Currency translation adjustments



                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   TRINOVA CORPORATION

-----------------------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                      COL. C                    COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                       Balance at           (1)               (2)                            Balance
   DESCRIPTION                         Beginning      Charged to Costs  Charged to Other   Deductions       at End of
                                       of Period        and Expenses    Accounts-Describe   Describe         Period
-----------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
YEAR ENDED DECEMBER 31, 1994

 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 13,537       $  2,384          $      -          $   (742)-A       $ 15,179

 Deferred tax valuation allowance        29,962         (2,082)                -             1,653 -B         29,533




Note A - Doubtful accounts charged off
Note B - Currency translation adjustments

