Form 10-Q
period 1997-03-31
AEROQUIP-VICKERS INC
filed 1997-05-08
CIK 59198

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

Commission file number 1-924


                          Aeroquip-Vickers, Inc.
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


                           TRINOVA Corporation
                (Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No


The number of Common Shares, $5 Par Value, outstanding as of April 25, 1997, was 27,944,991.


           This document, including exhibits, contains 34 pages.

                 The Exhibit Index is located on page 15.

                    SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-Q
                     FOR QUARTER ENDED MARCH 31, 1997

                      INDEX TO INFORMATION IN REPORT

                          Aeroquip-Vickers, Inc.


                                                                  Page
                                                                 Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   March 31, 1997 and December 31, 1996                             3

  Condensed Statement of Income -
   Three Months Ended March 31, 1997 and 1996                       4

  Condensed Statement of Cash Flows -
   Three Months Ended March 31, 1997 and 1996                       5

  Notes to Financial Statements                                     6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    8



PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders     12

  Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                         14


EXHIBIT INDEX                                                      15


EXHIBIT 3 - ARTICLES OF INCORPORATION, AS AMENDED APRIL 17, 1997   16


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS       32


EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS                   33


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                               34

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)
                                                      March 31     December 31
                                                        1997          1996
                                                     ----------    ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $   37,277      $   23,934
Receivables                                            370,206         342,712
Inventories:
In-process and finished products                       212,913         202,214
Raw materials and manufacturing supplies                52,300          59,955
                                                    ----------      ----------
                                                       265,213         262,169
Other current assets                                    52,879          45,272
                                                    ----------      ----------
TOTAL CURRENT ASSETS                                   725,575         674,087
Plants and properties                                  985,213         997,350
Less accumulated depreciation                          554,326         559,867
                                                    ----------      ----------
                                                       430,887         437,483
Goodwill                                               109,102         110,005
Other assets                                            73,782          67,912
                                                    ----------      ----------
TOTAL ASSETS                                        $1,339,346      $1,289,487
                                                    ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                       $   45,543      $   31,819
Accounts payable                                       130,115         106,205
Income taxes                                            22,626          21,150
Other current liabilities                              204,427         188,973
Current maturities of long-term debt                    75,840          76,809
                                                    ----------      ----------
TOTAL CURRENT LIABILITIES                              478,551         424,956
Long-term debt                                         258,808         257,727
Postretirement benefits other than pensions            121,692         121,793
Other liabilities                                       40,078          38,595

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 27,990,991 and 27,912,077 shares,
 respectively (after deducting 6,218,905 and
 6,297,819 shares, respectively, in treasury)          139,954         139,559
Additional paid-in capital                              23,815          20,675
Retained earnings                                      306,480         307,398
Currency translation adjustments                       (30,032)        (21,216)
                                                    ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                             440,217         446,416
                                                    ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,339,346      $1,289,487
                                                    ==========      ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                        ------------------------

                                                             1997        1996
                                                         ----------  ----------
Net sales                                                 $ 538,426  $  512,113
Cost of products sold                                       405,951     385,856
                                                         ----------  ----------

MANUFACTURING INCOME                                        132,475     126,257

Selling and general administrative expenses                  65,947      66,601
Engineering, research and development expenses               17,830      19,528
Special charge                                               30,000          --
                                                         ----------  ----------


OPERATING INCOME                                             18,698      40,128

Interest expense                                             (7,371)     (6,285)
Other expenses-net                                           (4,733)     (3,328)
                                                         ----------  ----------

INCOME BEFORE INCOME TAXES                                    6,594      30,515
Income taxes                                                    900       6,100
                                                         ----------  ----------

NET INCOME                                                $   5,694   $  24,415
                                                         ==========  ==========

NET INCOME PER SHARE                                      $     .20   $     .83
                                                         ==========  ==========

Cash dividends per common share                           $     .20   $     .20
                                                         ==========  ==========

Average shares outstanding                                   28,115      30,707
                                                         ==========  ==========


The Notes to Financial Statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)
                                                              Three Months Ended
                                                                   March 31
                                                             --------------------

                                                              1997            1995
                                                           ---------       ---------
OPERATING ACTIVITIES
Net income                                                  $  5,694        $ 24,415
Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
  Depreciation                                                17,114          16,909
  Special charge                                              30,000              --
  Changes in certain components of working
   capital other than debt                                   (30,885)        (65,922)
  Dividends received from affiliates                              --           4,983
  Other                                                       (5,010)          2,441
                                                          ----------       ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              16,913        (17,174)

INVESTING ACTIVITIES
Capital expenditures                                         (25,936)        (19,877)
Sale of businesses                                            17,271              --
Other                                                         (3,000)            332
                                                          ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                        (11,665)        (19,545)

FINANCING ACTIVITIES
Net increase in short- and long-term debt                     11,501          52,164
Cash dividends                                                (5,604)         (5,765)
Purchase of common stock                                      (1,160)         (8,330)
Stock issuance                                                 3,692           1,432
                                                          ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      8,429          39,501
Effect of exchange rate changes on cash                         (334)             83
                                                          ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                         13,343           2,865

Cash and cash equivalents at beginning of period              23,934          16,186
                                                          ----------      ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 37,277        $ 19,051
                                                          ==========      ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.



Note 1 - Change of Company Name

At TRINOVA Corporation's annual meeting on April 17, 1997, shareholders of the Company approved a proposal to change the Company's name to Aeroquip-Vickers, Inc.


Note 2 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these financial statements be read in conjunction with the audited 1996 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.


Note 3 - Special Charge

In February 1997, the Company announced that it plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or $.66 per share) for the 1997 first quarter, comprised principally of severance and lease termination costs. A significant portion of this charge is related to exiting certain operations in Germany. On March 28, 1997, the Company sold three facilities which had combined 1996 sales of approximately $30 million. The Company is in various stages of negotiation for the sale of other interior plastics facilities which had combined 1996 sales of approximately $100 million.


Note 4 - Income Taxes

The income tax provision for the 1997 first quarter includes a credit of $11.5 million related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 first quarter exclusive of this item was 33.9%. The income tax provision for the 1996 first quarter includes a credit for settlement of claims for prior years' research and development credits of $4 million, or $.13 per share. The effective income tax rate for the 1996 first quarter exclusive of this item was 33.1%.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Net Income per Share

Net income per share (EPS) for the 1996 first quarter was computed using the average number of shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6% convertible debentures was included in average shares outstanding, increasing the average number of shares outstanding by 1,904,762 shares and net income was increased for the after-tax equivalent of interest expense on the 6% convertible debentures. In the 1997 first quarter, the assumed conversion of the 6% convertible debentures was not included in average shares outstanding because the effect of the inclusion would have been anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute EPS and restate all prior periods. Pro forma basic and diluted earnings per share computed in accordance with FAS 128 are each $.20 per share for the 1997 first quarter and $.85 and $.83, respectively, for the 1996 first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

First Quarter 1997 Compared with First Quarter 1996

The following data provide highlights for the 1997 first quarter compared with the 1996 first quarter.

                                                                  Percent
(dollars in thousands,                      First Quarter        Increase
except per share data)                   1997         1996      (Decrease)
CONSOLIDATED
Net sales                              $ 538,426    $ 512,113       5.1%
Manufacturing income                     132,475      126,257       4.9
Manufacturing margin (%)                    24.6         24.7
Operating income                          18,698(a)    40,128     (53.4)
Operating margin (%)                         3.5(a)       7.8
Net income                                 5,694(a)    24,415(b)  (76.7)
Net income per share                         .20(a)       .83(b)  (75.9)

INDUSTRIAL
Net sales                                291,839      291,906        --
Operating income                          24,605       24,579        .1
Operating margin (%)                         8.4          8.4
Order intake                             317,595      298,126       6.5
Order backlog at March 31                212,558      203,282       4.6

AUTOMOTIVE
Net sales                                127,930      124,089       3.1
Operating income (loss)                  (18,512)(a)    8,785
Operating margin (%)                       (14.5)(a)      7.1

AEROSPACE
Net sales                                118,657       96,118      23.4
Operating income                          18,631       12,247      52.1
Operating margin (%)                        15.7         12.7
Order intake                             129,142      115,775      11.5
Order backlog at March 31                349,191      284,855      22.6


(a) After deducting a special charge of $30 million ($18.5 million net, or $.66 per share).
(b)  Includes an income tax credit of $4 million, or $.13 per share.

Consolidated sales for the 1997 first quarter increased $26.3 million, or 5.1%, over the 1996 first quarter. Sales for the automotive and aerospace segments increased 3.1% and 23.4%, respectively, while sales for the industrial segment were flat compared with the 1996 first quarter. Companies acquired in 1996, principally in the aerospace segment, generated first-quarter 1997 sales of $13.8 million, accounting for slightly more than half of the sales increase. U.S. sales increased $17.1 million, and non-U.S. sales increased $9.2 million. Changes in currency exchange rates reduced non-U.S. sales by $6.4 million, principally in the automotive segment.

First-quarter 1997 industrial sales of $291.8 million essentially equaled last year's first-quarter record level. U.S. industrial sales were flat compared with 1996, but sales in Europe declined $6.3 million, or 8.6%. Sales in Asia, Brazil and Mexico collectively increased $6.3 million, or 25%, over the 1996 first quarter. Industrial order intake in 1997 was a quarterly record, up $19.5 million, or 6.5%, over 1996, principally on the strength of increases in U.S. orders. Order backlog increased $9.3 million as the increase in the U.S. backlog was partially offset by a reduction in Europe.

Automotive sales increased $3.8 million, or 3.1%, over the 1996 first quarter. U.S. automotive sales declined $2.7 million, or 5.1%, primarily due to phasing out two automotive plastics facilities. European automotive sales increased $6.5 million, or 9.1%, net of the adverse effects of changes in currency exchange rates totaling nearly $5.4 million. The growth in Europe reflects increasing demand for air conditioning and power steering fluid connectors, even as overall demand for vehicles is soft. First-quarter 1997 sales included sales through the end of the quarter for three automotive interior plastics plants sold on March 28, 1997.

Aerospace sales of $118.7 million were a first-quarter record and were $22.5 million, or 23.4%, higher than the 1996 first quarter. This represents a succession of sales increases over the prior-year period spanning the last five quarters. Sales were up 24.5% in the U.S. and 17.8% in Europe, reflecting positive increases in sales to commercial OEM and aftermarket customers and to the military aftermarket. Order intake was an all-time quarterly record at $129.1 million, an increase of $13.4 million, or 11.5%, over the prior year. Most of the new order increase was in the U.S. Order backlog of $349.2 million represented an increase of $64.3 million, or 22.6%, over 1996. Most of this increase was also attributable to the U.S.

Consolidated manufacturing income of $132.5 million was a first-quarter record, increasing $6.2 million, or 4.9%, over the 1996 first quarter. Manufacturing margin, however, remained relatively flat - 24.6% in 1997 compared with 24.7% in 1996. Manufacturing income and margin for the industrial segment declined from the comparable prior-year period, principally due to changes in sales mix. Manufacturing income and margin for the automotive and aerospace segments increased over the 1996 first quarter, due principally to higher sales and continued process improvements in both segments.

In the 1997 first quarter, the Company announced that it plans to exit its automotive interior plastics business and recorded a special charge of $30 million, comprised principally of severance and lease termination costs. A significant portion of this charge is related to exiting certain operations in Germany. The Company sold three facilities in the 1997 first quarter which had combined 1996 sales of approximately $30 million. The Company is in various stages of negotiation for the sale of other automotive plastics facilities which had combined 1996 sales of approximately $100 million. Following the sale or closure of these facilities, which is expected to be substantially completed during 1997, fluid connectors will continue to be the Company's primary automotive focus. Automotive fluid connectors (hose and the attached fittings) used for conveying fluids in air conditioning, power steering and oil cooling systems in cars, light trucks, vans and sport utility vehicles is a business adapted from Aeroquip's industrial fluid power expertise.

Selling and general administrative and engineering, research and development expenses were $2.4 million lower in the 1997 first quarter than in the 1996 first quarter and as a percent of sales were 15.6% in 1997, compared with 16.8% in 1996. Selling and general administrative expenses were reduced sharply in Europe from 1996 levels through organizational realignments and continuing process improvements. Engineering, research and development costs were also lower than the prior year, driven by more focused program direction.

Interest expense for the first quarter of 1997 amounted to $7.4 million, compared with $6.3 million in the 1996 first quarter. The increase was attributable to slightly higher debt levels and a higher interest rate on long-term debt that was issued in the 1996 second quarter.

Net income for the 1997 first quarter amounted to $5.7 million, or $.20 per share, compared with net income of $24.4 million, or $.83 per share, in the 1996 first quarter. Net income for the 1997 first quarter is after deducting the special charge of $30 million pretax, $18.5 million net, or $.66 per share, to exit the Company's automotive interior plastics business. The income tax provision for the 1996 first quarter included a credit for settlement of claims for prior years' research and development tax credits of $4 million, equal to $.13 per share. The effective income tax rates, exclusive of special items, were 33.9% and 33.1% in the first quarters of 1997 and 1996, respectively.

The Company recently announced that it entered into a joint venture and a global product and technology alliance with Komatsu Ltd., a world leader in the construction equipment market, that are intended to extend the Company's product offering into the Japanese mobile equipment market. This will enable the Company to begin selling worldwide outside of Japan the full range of hydraulic products of Komatsu and Komatsu Zenoah under the Vickers brand name through Vickers' global sales network and to provide opportunities for the development of new products for mobile equipment customers. The Company also recently entered into a joint-venture agreement with Sturman Industries for development of integrated digital electrohydraulic systems.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities in the 1997 first quarter amounted to $16.9 million, compared with 1996 first-quarter operating cash requirements of $17.2 million. Working capital requirements of $30.9 million included $35.1 million to finance a higher level of receivables and $7.1 million for growth in inventories. This increase in accounts receivable reflects, in part, the historical pattern of first-quarter increases. The 1996 first-quarter working capital requirements of $65.9 million included $55.9 million to finance
receivable increases.   The 1996 receivable increase also reflected the growth
in receivable balances to normal operating levels for Vickers Electronic Systems that was acquired in late 1995 and for which receivables were not part of the assets purchased.

In the 1997 first quarter the Company purchased 31,200 shares of its common stock at a cost of $1.2 million. At its April 17, 1997, meeting, the Company's Board of Directors authorized a new program to purchase up to $100 million of the Company's outstanding common stock. This program replaced and superseded the existing authorization that was initiated in November 1995 and under which purchases through March 31, 1997, totaled 1,239,500 shares at a cumulative cost of $38.8 million. The Company expects to make further purchases during 1997, but is not committed to purchase a specific number of shares.

Dividend payments in the 1997 first quarter were $.20 per share, or $5.6 million. Dividends declared for the 1997 second quarter to be paid in June were also $.20 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 46.3% at March 31, 1997, compared with 45.1% at December 31, 1996.

On April 18, 1997, the Company established a $150 million medium term note program, committing to this program the remaining amount available under an existing shelf registration statement filed in 1996. Under the terms of the program the Company may, from time to time, sell up to an aggregate amount of $150 million of medium-term notes due nine months or more from date of issue. The medium-term notes may have either a fixed or floating rate of interest. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at March 31, 1997, was $148 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary. The Company expects that cash flow from operating activities and available credit lines will be sufficient to meet normal operating requirements including payment of debt maturing in the near term.

PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 17, 1997, in Maumee, Ohio, the shareholders elected directors, approved the change of the Company name to Aeroquip-Vickers, Inc. and ratified the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1997. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of TRINOVA for the annual meeting:

     To elect directors:
                                                WITHHOLD      BROKER
         NOMINEE                    FOR        AUTHORITY    NON-VOTES

     Darryl F. Allen           23,742,298        186,349         0

     Purdy Crawford            23,744,870        183,777         0

     Joseph C. Farrell         23,750,390        178,257         0

     David R. Goode            23,747,206        181,441         0

     Paul A. Ormond            23,758,176        170,471         0

     John P. Reilly            23,749,253        179,394         0

     William R. Timken, Jr.    23,750,057        178,590         0

     To change the name of the Company from "TRINOVA Corporation" to "Aeroquip-Vickers, Inc.":

           FOR                                23,585,718

           AGAINST                               249,413

           ABSTAIN                                93,516

           BROKER NON-VOTES                            0

     To ratify the employment of Ernst & Young LLP as TRINOVA's independent auditors for 1997:

           FOR                                23,750,452

           AGAINST                               107,374

           ABSTAIN                                70,821

           BROKER NON-VOTES                            0

Aeroquip-Vickers, Inc.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are filed hereunder as part of Part I:

       Exhibit (11)     Statement re: Computation of Per Share Earnings

       Exhibit (12)     Statement re:  Computation of Ratios

      The following exhibits are filed as part of Part II:

       Exhibit 3        Articles of Incorporation as amended April 17, 1997

       Exhibit (27)     Financial Data Schedule

       The following exhibits are filed as part of Part II and are incorporated by reference hereunder:

       Exhibit 4.1 Form of Distribution Agreement by and between Morgan Stanley & Co., Incorporated, J. P. Morgan Securities, Inc. and Aeroquip-Vickers, Inc. relating to the sale from time to time by Aeroquip-Vickers, Inc. of up to $150,000,000 aggregate principle amount of medium-term notes due nine months or more from date of issue.

       Exhibit 4.2      Form of Fixed Rate Notes

       Exhibit 4.3      Form of Floating Rate Notes

       Exhibit 4.4 First Supplemental Indenture dated as of April 17, 1997, between Aeroquip-Vickers, Inc. (formerly TRINOVA Corporation) and the First National Bank of Chicago (as successor in interest to NBD Bank), as Trustee

(b) There were no reports on Form 8-K filed for the quarter ended March 31, 1997. On April 25, 1997, the Company filed a Form 8-K reporting the commencement of its medium-term note program and its name change.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Aeroquip-Vickers, Inc.



                              By /S/ DARRYL F. ALLEN
                                 -----------------------------------------
    May 8, 1997                  Darryl F. Allen
                                 Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)




                              By /S/ DAVID M. RISLEY
    May 8, 1997                  -----------------------------------------
                                 David M. Risley
                                 Vice President - Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)