Form 10-Q
period 1997-06-30
AEROQUIP-VICKERS INC
filed 1997-08-07
CIK 59198

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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


The number of Common Shares, $5 Par Value, outstanding as of July 25, 1997, was 28,116,745.


           This document, including exhibits, contains 21 pages.

                 The Exhibit Index is located on page 16.

                    SECURITIES AND EXCHANGE COMMISSION
                                 FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1997
                      INDEX TO INFORMATION IN REPORT
                          Aeroquip-Vickers, Inc.



                                                                  Page
                                                                 Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   June 30, 1997 and December 31, 1996                              3

  Condensed Statement of Income -
   Three Months and Six Months Ended
   June 30, 1997 and 1996                                           4

  Condensed Statement of Cash Flows -
   Six Months Ended June 30, 1997 and 1996                          5

  Notes to Financial Statements                                     6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    8



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                         17


EXHIBIT INDEX                                                      18


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS       19


EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS                   20


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                               21

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)
                                                      June 30      December 31
                                                        1997          1996
                                                     ----------    ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $   26,718      $   23,934
Receivables                                            373,311         342,712
Inventories:
In-process and finished products                       205,987         202,214
Raw materials and manufacturing supplies                70,286          59,955
                                                    ----------      ----------
                                                       276,273         262,169
Other current assets                                    56,511          45,272
                                                    ----------      ----------
TOTAL CURRENT ASSETS                                   732,813         674,087
Plants and properties                                  984,471         997,350
Less accumulated depreciation                          543,468         559,867
                                                    ----------      ----------
                                                       441,003         437,483
Goodwill                                               108,207         110,005
Other assets                                            79,261          67,912
                                                    ----------      ----------
TOTAL ASSETS                                        $1,361,284      $1,289,487
                                                    ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                       $   36,950      $   31,819
Accounts payable                                       127,023         106,205
Income taxes                                            33,243          21,150
Other current liabilities                              225,434         188,973
Current maturities of long-term debt                    51,420          76,809
                                                    ----------      ----------
TOTAL CURRENT LIABILITIES                              474,070         424,956
Long-term debt                                         257,763         257,727
Postretirement benefits other than pensions            121,960         121,793
Other liabilities                                       39,466          38,595

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,041,622 and 27,912,077 shares,
 respectively (after deducting 6,168,274 and
 6,297,819 shares, respectively, in treasury)          140,214         139,559
Additional paid-in capital                              31,273          20,675
Retained earnings                                      324,953         307,398
Currency translation adjustments                       (28,415)        (21,216)
                                                    ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                             468,025         446,416
                                                    ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,361,284      $1,289,487
                                                    ==========      ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)
                                       Three Months Ended        Six Months Ended
                                             June 30                  June 30
                                    ------------------------ ------------------------
                                        1997         1996         1997       1996
                                     ----------   ----------   ---------- ----------
Net sales                            $  556,278   $  517,924   $1,094,704 $1,030,037
Cost of products sold                   409,241      384,015      815,192    769,871
                                     ----------   ----------   ---------- ----------

MANUFACTURING INCOME                    147,037      133,909      279,512    260,166

Selling and general administrative
 expenses                                68,027       64,308      133,974    130,909
Engineering, research and development
 expenses                                17,432       17,857       35,262     37,385
Special charge                               --           --       30,000         --
                                     ----------   ----------   ---------- ----------

OPERATING INCOME                         61,578       51,744       80,276     91,872

Interest expense                         (6,994)      (6,842)     (14,365)   (13,127)
Other income (expenses) - net            (3,654)      14,258       (8,387)    10,930
                                     ----------   ----------   ---------- ----------

INCOME BEFORE INCOME TAXES               50,930       59,160       57,524     89,675
Income taxes                             17,300       26,100       18,200     32,200
                                     ----------   ----------   ---------- ----------

NET INCOME                           $   33,630   $   33,060   $   39,324 $   57,475
                                     ==========   ==========   ========== ==========

NET INCOME PER SHARE                 $     1.15   $     1.11   $     1.37 $     1.94
                                     ==========   ==========   ========== ==========

Cash dividends per common share      $      .20   $      .20   $      .40 $      .40
                                     ==========   ==========   ========== ==========

Average shares outstanding               30,020       30,528       30,026     30,629
                                     ==========   ==========   ========== ==========

The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)
                                                               Six Months Ended
                                                                    June 30
                                                             --------------------

                                                              1997            1996
                                                           ---------       ---------
OPERATING ACTIVITIES
Net income                                                  $ 39,324        $ 57,475
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                33,510          34,014
  Gain on sale of affiliates                                       -         (17,300)
  Special charge                                              30,000              --
  Changes in certain components of working
   capital other than debt                                   (21,715)        (47,755)
  Dividends received from affiliates                              --           9,896
  Other                                                       (8,402)         (2,512)
                                                          ----------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     72,717          33,818

INVESTING ACTIVITIES
Capital expenditures                                         (60,707)        (40,125)
Businesses acquired                                                -          (6,227)
Sale of businesses and affiliates                             26,785          40,216
Other                                                         (2,044)            (21)
                                                          ----------      ----------

NET CASH USED BY INVESTING ACTIVITIES                        (35,966)         (6,157)

FINANCING ACTIVITIES
Net increase (decrease) in short- and long-term debt         (22,653)            122
Cash dividends                                               (11,189)        (11,468)
Purchase of common stock                                     (12,107)        (13,825)
Stock issuance under stock plans                              12,780           2,157
Other                                                           (452)         (2,271))
                                                          ----------      ----------

NET CASH USED BY FINANCING ACTIVITIES                        (33,621)        (25,285)
Effect of exchange rate changes on cash                         (346)            (24)
                                                          ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                          2,784           2,352

Cash and cash equivalents at beginning of period              23,934          16,186
                                                          ----------      ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 26,718        $ 18,538
                                                          ==========      ==========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.



Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these financial statements be read in conjunction with the audited 1996 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.


Note 2 - Special Charge

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or $.62 per share for the 1997 six-month period), comprised principally of severance and lease termination costs. As of June 30, 1997, the Company has sold or closed five facilities that had combined 1996 sales of approximately $65 million. The Company is in various stages of negotiation for the sale of other automotive facilities which also had combined 1996 sales of approximately $65 million.


Note 3 - Gain on Sale of Unconsolidated Affiliates

In the 1996 second quarter, the Company sold its 35% interest in Yokohama Aeroquip K.K. and its 49% interest in Aeroquip Mexicana S.A. The two transactions resulted in a net combined pretax gain of $17.3 million ($5 million net, or $.16 per share). The combined pretax gain included $6.4 million of net gains previously deferred in the currency translation component of equity.


Note 4 - Income Taxes

The income tax provision for the 1997 six-month period includes a credit of $11.5 million that was recorded in the first quarter related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 second quarter and six-month period exclusive of this item was 33.9%. The income tax provision for the 1996 six-month period includes a credit of $4 million recorded in the first quarter for settlement of claims for prior years' research and development credits. The 1996 income tax provision also includes income taxes on $12.3 million resulting from the gain on sale of unconsolidated affiliates. The effective income tax rate for the 1996 second quarter and six-month period exclusive of these items was 33%.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Redemption of 6% Convertible Subordinated Debentures

On June 27, 1997, the Company issued a notice calling for redemption of its 6% Convertible Subordinated Debentures on July 28, 1997. The Debentures were due to mature on October 15, 2002. The Debentures were convertible into common shares of Aeroquip-Vickers, Inc. until the redemption date at a conversion price of $52.50 per share. Prior to the redemption date, Debentures in the amount of $3.7 million were submitted for conversion into 70,950 shares of common stock. The redemption price of the remaining Debentures outstanding in the amount of $96.3 million, was equal to 100.6%. Because the company used $50 million of its available borrowing capacity under its Medium Term Note Program to redeem the Debentures, Debentures in the amount of $50 million were classified as long-term debt at June 30, 1997. The pretax loss from redemption of the Debentures amounting to $1.5 million will be recognized in the 1997 third quarter.


Note 6 - Net Income per Share

Net income per share (EPS) is computed using the average number of shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6% convertible debentures was included in average shares outstanding, increasing the average number of shares outstanding by 1,904,762 shares. For purposes of computing net income per share, net income was increased for the after-tax equivalent of interest expense on the 6% convertible debentures.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which must be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute EPS and restate all prior periods. Pro forma basic and diluted EPS computed in accordance with FAS 128 are as follows:

                                           1997       1996
Second Quarter:
   Basic EPS                               $1.20      $1.16
   Diluted EPS                              1.15       1.11

Six Months Ended June 30:
   Basic EPS                                1.41       2.01
   Diluted EPS                              1.37       1.94

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Second Quarter 1997 Compared with Second Quarter 1996

The following data provide highlights for the 1997 second quarter compared with the 1996 second quarter.

                                                                  Percent
(dollars in thousands,                     Second Quarter        Increase
except per share data)                   1997         1996      (Decrease)

CONSOLIDATED
Net sales                              $ 556,278    $ 517,924       7.4%
Manufacturing income                     147,037      133,909       9.8
Manufacturing margin (%)                    26.4         25.9
Operating income                          61,578       51,744      19.0
Operating margin (%)                        11.1         10.0
Net income                                33,630       33,060(a)    1.7
Net income per share                        1.15         1.11(a)    3.6

INDUSTRIAL
Net sales                                317,455      292,626       8.5
Operating income                          32,587       32,093       1.5
Operating margin (%)                        10.3         11.0
Order intake                             320,747      294,512       8.9
Order backlog at June 30                 216,138      201,024       7.5

AUTOMOTIVE
Net sales                                117,278      129,876      (9.7)
Operating income                          13,141       11,941      10.0
Operating margin (%)                        11.2          9.2

AEROSPACE
Net sales                                121,545       95,423      27.4
Operating income                          21,629       13,523      59.9
Operating margin (%)                        17.8         14.2
Order intake                             138,360      108,847      27.1
Order backlog at June 30                 366,112      297,880      22.9

(a) Includes a net gain from sale of affiliates amounting to $17.3 million ($5 million net, or $.16 per share).

Consolidated net sales for the 1997 second quarter increased $38.4 million, or 7.4%, over the 1996 second quarter. Sales for the industrial and aerospace segments increased 8.5% and 27.4%, respectively, while sales for the automotive segment declined 9.7% from the 1996 second quarter because of the sale or closure of certain plants as discussed later. Companies acquired in 1996 generated second-quarter 1997 sales, principally in the aerospace segment, of $15.1 million. U.S. sales increased $25.4 million, and non-U.S. sales increased $13 million. Changes in currency exchange rates reduced non-U.S. sales by $7 million, principally in the automotive segment.

Second-quarter 1997 industrial sales grew to a new quarterly record of $317.5 million and were $24.8 million, or 8.5%, greater than in the 1996 second quarter. U.S. industrial sales increased $19.8 million, or 10.2%, and industrial sales in Asia-Pacific, Brazil and Mexico collectively increased $6.8 million, or 22.5%, over the 1996 second quarter. Weak demand contributed to a decline in industrial sales in Europe totaling $1.8 million, or 2.7%, from the 1996 second quarter. Second-quarter 1997 industrial order intake of $320.7 million set a new quarterly record, with increases over a year ago in the U.S., Europe and Asia-Pacific. Order backlog increased $15.1 million, or 7.5%, as significant increases in backlog in the U.S. and Asia-Pacific were partially offset by a reduction in Europe.

Automotive sales declined $12.6 million, or 9.7%, from the 1996 second quarter. The sale or closing during 1997 of five automotive interior plastics plants nearly accounted for the U.S. automotive sales decline of $17.2 million, or 32.7%. European automotive sales increased $4.6 million, or 6%, net of the adverse effects of changes in currency exchange rates totaling nearly $5.4 million. The growth in European automotive sales reflects continuing strong demand for fluid connectors for use in automotive air conditioning and power steering applications.

Aerospace sales of $121.5 million represented a new quarterly record and were $26.1 million, or 27.4%, higher than in the 1996 second quarter. Nearly $11 million of this increase was due to a 1996 acquisition. Sales were up 28.1% in the U.S. and 23.5% in Europe, reflecting positive increases in sales to commercial OEM and aftermarket customers and to the military aftermarket. Order intake of $138.4 million was also an all-time quarterly record, representing an increase of $29.5 million, or 27.1%, over the prior year. All of the new order increase was in the U.S. Order backlog of $366.1 million represented an increase of $68.2 million, or 22.9%, over 1996.

Consolidated manufacturing income of $147 million was also a quarterly record, increasing $13.1 million, or 9.8%, over the 1996 second quarter.
Manufacturing margin of 26.4% in the 1997 second quarter improved over the 25.9% margin realized in the 1996 second quarter. Manufacturing income for the industrial segment increased over the comparable prior-year period, principally due to higher sales in the U.S., Asia-Pacific and Brazil. Manufacturing margin for the industrial operations declined, however, due to the general weakness of the European economy and an unfavorable product mix in the U.S. Lower sales and the adverse effects of changes in currency exchange rates reduced manufacturing income for the automotive segment slightly from that of the 1996 second quarter, but manufacturing margin improved 1.4 percentage points. The automotive segment margin improvement is primarily attributable to the divestiture of certain interior automotive plastics facilities. Manufacturing income and margin for the aerospace segment improved over the 1996 second quarter due principally to higher sales and continued improvements in manufacturing processes.

Selling and general administrative and engineering, research and development expenses were $3.3 million higher in the 1997 second quarter than in the comparable 1996 period, but as a percent of sales were 15.4% in 1997, compared with 15.9% in 1996. Selling and general administrative expenses were reduced sharply in Europe from 1996 through organizational realignments and continuing process improvements. Such costs, however, were higher in the U.S. and the Asia-Pacific region in the 1997 second quarter, primarily due to increased levels of business activity and the expansion of operations. Second-quarter 1997 engineering, research and development costs were down slightly from the prior year.

In the 1996 second quarter, the Company sold its 35% interest in Yokohama Aeroquip K.K. and its 49% interest in Aeroquip Mexicana S.A. The two transactions resulted in a net combined pretax gain of $17.3 million, which was reported in Other Income (Expenses) - Net in the Statement of Income. The combined pretax gain from sales of unconsolidated affiliates included net translation gains of $6.4 million previously deferred in the currency translation component of equity. Interest expense for the 1997 second quarter amounted to $7 million, compared with $6.8 million in the 1996 second quarter.

Net income for the 1997 second quarter amounted to $33.6 million, or $1.15 per share, compared with net income of $33.1 million, or $1.11 per share, in the 1996 second quarter. Net income for the 1996 second quarter included an after-tax gain of $5 million, or $.16 per share, from the sales of unconsolidated affiliates. The effective income tax rate for the 1997 second quarter was 33.9% compared with 33%, exclusive of the tax associated with the gain on sales of unconsolidated affiliates, in the 1996 second quarter.

Six Months 1997 Compared with Six Months 1996

The following data provide highlights for the 1997 first six months compared with the 1996 first six months.

                                          Six Months Ended        Percent
(dollars in thousands,                         June 30           Increase
except per share data)                   1997         1996      (Decrease)

CONSOLIDATED
Net sales                             $1,094,704   $1,030,037       6.3%
Manufacturing income                     279,512      260,166       7.4
Manufacturing margin (%)                    25.5         25.3
Operating income                          80,276(a)    91,872     (12.6)
Operating margin (%)                         7.3(a)       8.9
Net income                                39,324(a)    57,475(b)  (31.6)
Net income per share                        1.37(a)      1.94(b)  (29.4)

INDUSTRIAL
Net sales                                609,294      584,531       4.2
Operating income                          57,192       56,672        .9
Operating margin (%)                         9.4          9.7
Order intake                             638,342      592,638       7.7

AUTOMOTIVE
Net sales                                245,208      253,965      (3.4)
Operating income (loss)                   (5,370)(a)   20,726
Operating margin (%)                        (2.2)(a)      8.2

AEROSPACE & DEFENSE
Net sales                                240,202      191,542      25.4
Operating income                          40,260       25,771      56.2
Operating margin (%)                        16.8         13.5
Order intake                             267,503      224,622      19.1

(a) After deducting a special charge of $30 million ($18.5 million net, or $.62 per share).
(b) Includes a net gain from sale of affiliates amounting to $17.3 million ($5 million net, or $.16 per share) and an income tax credit of $4 million, or $.13 per share.

Consolidated net sales of $1.1 billion for the first six months of 1997 were a record for the Company and were $64.7 million, or 6.3%, greater than in the comparable 1996 period. Sales for the industrial and aerospace segments increased 4.2% and 25.4%, respectively, but automotive sales declined 3.4% because of the sale or closure of certain plants as discussed later.
Companies acquired in late 1996 generated six-month 1997 sales, principally in the aerospace segment, of $28.9 million. Including the results of acquisitions, U.S. sales increased $42.6 million, or 6.5%, and non-U.S. sales increased $22.1 million, or 5.9%. Changes in currency exchange rates reduced non-U.S. sales by more than $13 million, principally in the automotive segment.

Industrial sales for the first six months of 1997 amounting to $609.3 million were also a record and were $24.8 million, or 4.2%, greater than during the comparable 1996 period. U.S. industrial sales increased $19.8 million, or 5.1%, Asia-Pacific sales increased $8.9 million, or 22%, and industrial sales in Brazil increased $1.8 million, or 12.4%. European industrial sales declined $8.1 million, or 5.8%

Automotive sales declined $8.8 million, or 3.4%, from the first six months of 1996 after the adverse effects of changes in currency exchange rates amounting to nearly $11 million. U.S. automotive sales were $19.9 million, or 18.9%, lower than in the comparable 1996 period. The sale or closing during the first six months of 1997 of five automotive interior plastics facilities more than accounted for the decline in U.S. automotive sales. European automotive sales increased $11.1 million, net of the effects of changes in currency exchange rates, over the 1996 six-month period.

Aerospace sales grew $48.7 million, or 25.4%, over the comparable 1996 period to a first-half record of $240.2 million. Sales were up 26.3% in the U.S. and 20.6% in Europe. These worldwide sales increases resulted from continued strong demand for commercial aerospace OEM and aftermarket products.

Consolidated manufacturing income increased $19.3 million, or 7.4%, over the first six months of 1996, and manufacturing margin increased to 25.5%. Manufacturing income and margin for the industrial segment declined from the prior year primarily as a result of the general weakness of the European economy and changes in sales mix. Manufacturing income and margin for the automotive segment improved modestly primarily as a result of the sale or closing of certain automotive interior plastics facilities. Manufacturing income and margin for the aerospace segment increased significantly over the prior year six-month period principally because of strong sales growth and continued process improvements.

Selling and general administrative and engineering, research and development expenses were nearly $1 million higher than in the comparable 1996 six-month period, but as a percent of sales were 15.5% in 1997 compared with 16.3% in 1996. Selling and general administrative expenses were reduced sharply in Europe from 1996 through organizational realignments and continuing process improvements. Such costs, however, were higher in the U.S. and the Asia-Pacific region in the 1997 six-month period. Engineering, research and development costs were down $2.1 million from the prior year, driven by more focused program direction.

In the 1997 first quarter, the Company announced its plans to exit the automotive interior plastics business and recorded a special charge of $30 million, comprised principally of severance and lease termination costs. A significant portion of this charge related to exiting operations in Germany. During the first six months of 1997, the Company sold or closed five facilities that had combined 1996 annual sales of approximately $65 million. Subsequent to June 30, 1997, the Company disposed of another facility that had 1996 sales of $15 million, and announced that an additional facility will be closed during the 1997 third quarter that also had 1996 sales of $15 million. Shipments will continue at reduced levels from an inventory bank at one of these facilities through the remainder of the year. Negotiations continue for the sale of a remaining facility that had 1996 sales of more than $35 million. Following the sale or closure of these facilities, which is expected to be substantially completed during 1997, fluid connectors will be the Company's primary automotive focus. Automotive fluid connectors (hose and the attached fittings), used for conveying fluids in air conditioning, power steering and oil cooling systems in cars, light trucks, vans and sport utility vehicles, is a business generated from Aeroquip's industrial fluid power expertise.

On April 11, 1997, the Company announced that it entered into a joint-venture and global product and technology alliance with Komatsu Ltd., a world leader in the construction equipment market. This agreement is intended to extend the Company's product offering into the Japanese mobile equipment market and to provide opportunities for the development of new products for mobile equipment customers. The Company expects that this agreement will also enable the Company to sell the full range of hydraulic products of Komatsu and Komatsu Zenoah under the Vickers brand name on a worldwide basis through the Vickers global sales network. The Company also entered into a joint-venture agreement with Sturman Industries for development of integrated digital electrohydraulic systems.

Interest expense for the 1997 six-month period was $1.2 million higher than in the comparable 1996 period and was attributable to a higher interest rate on long-term debt that was issued in the 1996 second quarter. Other Income (Expenses) - Net for the 1996 six-month period included a gain of $17.3 million resulting from the sales of investments in unconsolidated affiliates.

Net income for the first six months of 1997 amounted to $39.3 million, or $1.37 per share, and is after deducting a special charge amounting to $18.5 million net of tax, or $.62 per share, recorded in the first quarter to exit the automotive interior plastics business . This compares with net income for the six months ended June 30, 1996, of $57.5 million, or $1.94 per share, which included income from special items net of tax totaling $9 million, or $.29 per share. The income tax provision for the 1997 six-month period included a credit of $11.5 million that was recorded in the first quarter related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 six-month period exclusive of this item was 33.9%. The income tax provision for the 1996 six-month period included a credit of $4 million recorded in the first quarter for settlement of claims for prior years' research and development credits. The 1996 income tax provision also included income taxes of $12.3 million resulting from the gain on sales of unconsolidated affiliates. The effective income tax rate for the 1996 six-month period exclusive of these items was 33%

In the first half of 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), that require the disclosure of total comprehensive income, and that change the method for determining and reporting business segment information. The Company will adopt FAS 128, "Earnings per Share," on

December 31, 1997, and quarterly EPS amounts will be restated as specified by the Statement. Pro forma EPS for the three- and six-month periods ended June 30, 1997 and 1996, calculated in accordance with provisions of this Statement, are provided in the Notes to Financial Statements. The Company has not determined when it will adopt the disclosure requirements of FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information." Historically, the Company's only component of other comprehensive income is foreign currency items.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first six months of 1997 amounted to $72.7 million, compared with $33.8 million for the comparable 1996 period. Working capital requirements for 1997 of $21.7 million included $37.8 million to finance a higher level of receivables and $18.5 million for growth in inventories. These cash requirements were partially offset by the effects of increases in payables and taxes. Working capital requirements for the first six months of 1996 totaling $47.8 million included $62.3 million to finance an increase in receivables. The 1996 receivables increase reflected the growth in receivable balances to normal operating levels for a company acquired in late 1995 for which receivables were not part of the assets purchased. Inventory reductions during the first six months of 1996 provided cash of $12.7 million. Cash provided by operating activities in 1996 included dividends received from affiliates amounting to $9.9 million.

During the first six months of 1997, the Company received $26.8 million from sales of certain automotive interior plastics facilities. Proceeds from sales of the remaining automotive interior plastics facilities are projected to be received during the 1997 third and fourth quarters. During the first half of 1996, the Company received $40.2 million from the sales of investments in two unconsolidated affiliates.

During the first six months of 1997, the Company purchased 306,500 shares of its common stock at a cost of $12.1 million. At its April 17, 1997, meeting, the Company's Board of Directors authorized a new program to purchase up to $100 million of the Company's outstanding common stock. As of June 30, 1997, $90.4 million of additional common stock may be purchased under this authorization. The Company may make further purchases during 1997, but is not committed to purchase a specific number of shares.

Dividend payments in 1997 were $.20 per share in each of the first two quarters, totaling $11.2 million for the six-month period. Dividends declared for the 1997 third quarter to be paid in September were also $.20 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 42.5% at June 30, 1997, compared with 45.1% at December 31, 1996.

On April 18, 1997, the Company established a $150 million Medium Term Note Program, committing to this program the remaining amount available under an existing shelf registration statement filed in 1996. Upon issuance, each series of notes may mature nine months or more from date of issue and may have either a fixed or floating rate of interest. The remaining borrowing capacity under this program at June 30, 1997, was $100 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at June 30, 1997, was $143.5 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

On June 27, 1997, the Company issued a notice calling for redemption of its 6% Convertible Subordinated Debentures on July 28, 1997. The Debentures were due to mature on October 15, 2002. The Debentures were convertible into common shares of Aeroquip-Vickers, Inc. through the redemption date at a conversion price of $52.50 per share. Prior to the redemption date, Debentures in the amount of $3.7 million were submitted for conversion into 70,950 shares of common stock. The redemption price of the remaining Debentures, outstanding in the amount of $96.3 million, was equal to 100.6%. The Company used $50 million of available borrowing capacity under its Medium Term Note Program and short-term borrowings to redeem the Debentures. The pretax loss from redemption of the Debentures amounting to $1.5 million will be recognized in the 1997 third quarter.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements, including payment of debt obligations maturing in the near term, and planned capital expenditures.

PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are filed hereunder as part of Part I:

       Exhibit (11)     Statement re: Computation of Per Share Earnings

       Exhibit (12)     Statement re:  Computation of Ratios

      The following exhibit is filed as part of Part II:

       Exhibit (27)     Financial Data Schedule

 (b) On April 25, 1997, the Company filed a report on Form 8-K reporting the commencement of its medium-term note program and its name change from TRINOVA Corporation to Aeroquip-Vickers, Inc.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Aeroquip-Vickers, Inc.



                              By /S/ DARRYL F. ALLEN
                                 -----------------------------------------
    August 7, 1997               Darryl F. Allen
                                 Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)




                              By /S/ DAVID M. RISLEY
    August 7, 1997               -----------------------------------------
                                 David M. Risley
                                 Vice President - Finance and
                                 Chief Financial Officer
                                 (Principal Financial Officer)