Form 10-Q
period 1997-09-30
AEROQUIP-VICKERS INC
filed 1997-11-12
CIK 59198

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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


The number of Common Shares, $5 Par Value, outstanding as of October 24, 1997, was 28,157,999.






           This document, including exhibits, contains 21 pages.

                 The Exhibit Index is located on page 18.

                    SECURITIES AND EXCHANGE COMMISSION
                                 FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1997
                      INDEX TO INFORMATION IN REPORT
                          Aeroquip-Vickers, Inc.



                                                                  Page
                                                                 Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   September 30, 1997 and December 31, 1996                         3

  Condensed Statement of Income -
   Three Months and Nine Months Ended
   September 30, 1997 and 1996                                      4

  Condensed Statement of Cash Flows -
   Nine Months Ended September 30, 1997 and 1996                    5

  Notes to Financial Statements                                     6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    8



PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                       16

  Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                         17


EXHIBIT INDEX                                                      18


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS       19


EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS                   20


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                               21

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)

                                                         September 30     December 31
                                                             1997             1996
                                                         ------------     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $   31,112       $   23,934
Receivables                                                 356,244          342,712
Inventories:
  In-process and finished products                          229,811          202,214
  Raw materials and manufacturing supplies                   54,928           59,955
                                                         ----------       ----------
                                                            284,739          262,169
Other current assets                                         56,693           45,272
                                                         ----------       ----------
TOTAL CURRENT ASSETS                                        728,788          674,087
Plants and properties                                       984,786          997,350
Less accumulated depreciation                               536,728          559,867
                                                         ----------       ----------
                                                            448,058          437,483
Goodwill                                                    109,829          110,005
Other assets                                                 78,616           67,912
                                                         ----------       ----------
TOTAL ASSETS                                             $1,365,291       $1,289,487
                                                         ==========       ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
Notes payable                                            $   80,339       $   31,819
Accounts payable                                            114,367          106,205
Income taxes                                                 39,430           21,150
Other current liabilities                                   215,676          188,973
Current maturities of long-term debt                          1,413           76,809
                                                         ----------       ----------
TOTAL CURRENT LIABILITIES                                   451,225          424,956
Long-term debt                                              257,628          257,727
Postretirement benefits other than pensions                 121,978          121,793
Other liabilities                                            43,150           38,595

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,229,932 and 27,912,077 shares,
  respectively(after deducting 6,050,914 and 6,297,819
  shares, respectively, in treasury)                        141,150          139,559
Additional paid-in capital                                   37,709           20,675
Retained earnings                                           349,326          307,398
Currency translation adjustments                            (36,875)         (21,216)
                                                         ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                  491,310          446,416
                                                         ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,365,291       $1,289,487
                                                         ==========       ==========


The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)


                                       Three Months Ended         Nine Months Ended
                                          September 30              September 30
                                    ------------------------  ------------------------
                                        1997         1996        1997         1996
                                     ----------   ----------  ----------   ----------
Net sales                            $  494,777   $  492,983  $1,589,481   $1,523,020
Cost of products sold                   360,371      370,129   1,175,563    1,140,000
                                     ----------   ----------  ----------   ----------

MANUFACTURING INCOME                    134,406      122,854     413,918      383,020

Selling and general administrative
  expenses                               63,271       62,557     197,245      193,466
Engineering, research and development
  expenses                               18,050       18,620      53,312       56,005
Special charge                               --           --      30,000           --
                                     ----------   ----------  ----------   ----------

OPERATING INCOME                         53,085       41,677     133,361      133,549

Interest expense                         (6,245)      (6,234)    (20,610)    (19,361)
Other income (expenses) - net            (3,136)      (4,486)    (11,523)       6,444
                                     ----------   ----------  ----------   ----------

INCOME BEFORE INCOME TAXES               43,704       30,957     101,228      120,632
Income taxes                             13,600       10,200      31,800       42,400
                                     ----------   ----------  ----------   ----------
NET INCOME                           $   30,104   $   20,757  $   69,428   $   78,232
                                     ==========   ==========  ==========   ==========

NET INCOME PER SHARE                 $     1.05   $     0.72  $     2.41   $     2.66
                                     ==========   ==========  ==========   ==========

Cash dividends per common share      $     0.20   $     0.20  $     0.60   $     0.60
                                     ==========   ==========  ==========   ==========

Average shares outstanding               29,036       30,258      29,705       30,501
                                     ==========   ==========  ==========   ==========


The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)


                                                            Nine Months Ended
                                                              September 30
                                                        ------------------------
                                                          1997             1996
                                                         ------           ------

OPERATING ACTIVITIES
Net income                                              $ 69,428         $ 78,232
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                           49,504           51,355
   Gain on sale of affiliates                                  -          (17,300)
   Special charge                                         30,000                -
   Changes in certain components of working
    capital other than debt                              (30,852)         (46,800)
   Dividends received from affiliates                          -            9,896
   Other                                                 (15,534)            (105)
                                                        --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                102,546           75,278

INVESTING ACTIVITIES
Capital expenditures                                     (89,899)         (60,877)
Businesses acquired                                            -           (6,227)
Sale of businesses and affiliates                         33,158           40,261
Other                                                        737              954
                                                        --------         --------

NET CASH USED BY INVESTING ACTIVITIES                    (56,004)         (25,889)

FINANCING ACTIVITIES
Net increase(decrease) in short- and long-term debt      (25,165)          11,397
Cash dividends                                           (16,833)         (17,126)
Purchase of common stock                                 (12,209)         (26,612)
Stock issuance under stock plans                          16,442            2,264
Other                                                       (860)          (2,440)
                                                        --------         --------

NET CASH USED BY FINANCING ACTIVITIES                    (38,625)         (32,517)
Effect of exchange rate changes on cash                     (739)              24
                                                        --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                      7,178           16,896

Cash and cash equivalents at beginning of period          23,934           16,186
                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 31,112         $ 33,082
                                                        ========         ========



The Notes to Financial Statements are an integral part of this statement.


NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.


Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these financial statements be read in conjunction with the audited 1996 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.

Note 2 - Special Charge

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or $.62 per share, for the 1997 nine-month period), comprised principally of severance and lease termination costs. As of September 30, 1997, the Company had sold or closed seven facilities that had combined 1996 sales of approximately $92 million.

Note 3 - Redemption of 6% Convertible Subordinated Debentures

In June 1997, the Company called its 6% Convertible Subordinated Debentures for redemption on July 28, 1997. The debentures, which were due to mature on October 15, 2002, were convertible into common shares of Aeroquip-Vickers, Inc. until the redemption date at a conversion price of $52.50 per share. Prior to the redemption date, debentures in the amount of $3.7 million were converted into 70,950 shares of common stock.

Note 4 - Gain on Sale of Unconsolidated Affiliates

In the 1996 second quarter, the Company sold its 35% interest in Yokohama Aeroquip K.K. and its 49% interest in Aeroquip Mexicana S.A. The two transactions resulted in a net combined pretax gain of $17.3 million ($5 million net, or $.16 per share). The combined pretax gain included $6.4 million of net gains previously deferred in the currency translation component of equity.

Note 5 - Income Taxes

The income tax provision for the 1997 nine-month period includes a credit of $11.5 million that was recorded in the first quarter related to the special charge for costs to exit the automotive interior plastics business. In the 1997 third quarter, the estimated annual effective income tax rate exclusive of this item was reduced from 34%, as reported through the 1997 second quarter, to 33%. The rate reduction was primarily attributable to lower effective income tax rates on non-U.S. income, including the effect of a statutory rate reduction in the United Kingdom. The change in the effective income tax rate increased third-quarter 1997 net income by $1.3 million, or $.05 per share. The income tax provision for the 1996 nine-month period includes income taxes of $12.3 million resulting from the gain on sale of unconsolidated affiliates, and a credit of $4 million ($.13 per share) for settlement of claims for prior years' research and development credits. The

NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.



effective income tax rate for the 1996 third quarter and nine-month period exclusive of these items was 33%.

Note 6 - Net Income per Share

Net income per share (EPS) is computed using the average number of shares outstanding, including common stock equivalents. The assumed conversion of the Company's 6% convertible debentures was included in average shares outstanding as follows: 1,904,762 shares in the 1996 third quarter and nine-month period, 627,667 shares in the 1997 third quarter and 1,479,064 shares in the 1997 nine-month period. For purposes of computing net income per share, net income was increased for the after-tax equivalent of interest expense on the 6% convertible debentures.

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

                                                   1997            1996
Third Quarter:
   Basic EPS                                          $1.07        $.73
   Diluted EPS                                         1.05         .72

Nine Months Ended September 30:
   Basic EPS                                           2.48        2.74
   Diluted EPS                                         2.41        2.66


The effect of special items included in net income per share for the nine months ended September 30 is as follows:

   Basic:
     Special charge to exit the automotive
     interior plastics business                       $(.66)
     Gain on sale of unconsolidated affiliates                     $.17
     Settlement of claims for prior years' research
     and development tax credits                                    .14

   Diluted:
     Special charge to exit the automotive
     interior plastics business                       $(.62)
     Gain on sale of unconsolidated affiliates                     $.16
     Settlement of claims for prior years' research
     and development tax credits                                    .13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Third Quarter 1997 Compared with Third Quarter 1996

The following data provide highlights for the 1997 third quarter compared with the 1996 third quarter.


                                             Third Quarter        Percent
(dollars in thousands,                  -----------------------  Increase
except per share data)                    1997          1996     (Decrease)
                                        --------      --------    ---------

CONSOLIDATED
Net sales                              $494,777       $492,983      .4%
Manufacturing income                    134,406        122,854     9.4
Manufacturing margin (%)                   27.2           24.9
Operating income                         53,085         41,677    27.4
Operating margin                           10.7            8.5
Net income                               30,104         20,757    45.0
Net income per share                       1.05           0.72    45.8

INDUSTRIAL
Net sales                               278,131        275,786      .9
Operating income                         28,468         26,848     6.0
Operating margin (%)                       10.2            9.7
Order intake                            285,019        270,829     5.2
Order backlog at September 30           216,689        194,054    11.7

AUTOMOTIVE
Net sales                                97,416        118,602   (17.9)
Operating income                         10,189          4,548   124.0
Operating margin (%)                       10.5            3.8

AEROSPACE
Net sales                               119,230         98,595    20.9
Operating income                         20,845         15,822    31.7
Operating margin (%)                       17.5           16.0
Order intake                            147,198        114,332    28.7
Order backlog at September 30           391,445        314,241    24.6


Consolidated net sales for the 1997 third quarter increased $1.8 million, or
 .4%, over the 1996 third quarter. Sales for the industrial and aerospace segments increased .9% and 20.9%, respectively, while sales for the automotive segment declined 17.9% from the 1996 third quarter. The sales decline for the automotive segment was primarily due to the sale or closure of certain plants as discussed later. A company acquired in the 1996 fourth quarter generated third-quarter 1997 aerospace segment sales of $10.1 million. U.S. sales increased $4.4 million, but non-U.S. sales declined $2.6 million as a result of adverse changes in currency exchange rates totaling nearly $15 million.

Third-quarter 1997 industrial sales set a third-quarter record, topping the previous record set in 1996. Third-quarter 1997 industrial segment sales were up $2.3 million, or .9%, over the 1996 third quarter. U.S. industrial sales increased $2.0 million, or 1.1%. U.S. sales to mobile equipment, truck and bus, and stationary industrial machinery markets remained strong while sales to distributors were flat. Sales of residential air conditioning components were down in the 1997 third quarter due to cooler than normal spring and summer temperatures. Industrial sales in Asia-Pacific, Brazil and Mexico collectively increased $4.2 million, or 13.4%, over the 1996 third quarter. Excluding the effects of adverse changes in currency exchange rates amounting to nearly $4 million, European industrial sales were flat compared with the 1996 third quarter. The industrial segment third-quarter order intake and backlog also set third-quarter records, increasing $14.2 million and $22.6 million, or 5.2% and 11.7%, respectively, over last year.

Automotive sales declined $21.2 million, or 17.9%, from the 1996 third quarter. The sale or closing of seven automotive interior plastics plants during 1997 accounted for nearly $17 million of the third-quarter sales decline. Changes in currency exchange rates reduced European sales nearly $9 million. Third-quarter sales reflected continuing strong demand for fluid connectors for use in automotive air conditioning and power steering applications.

Aerospace sales of $119.2 million also set a third-quarter record and were $20.6 million, or 20.9%, higher than in the comparable 1996 period. $10.1 million of this increase resulted from sales generated by a business acquired
in the 1996 fourth quarter   All of the sales increase was attributable to
U.S. operations, as European sales were flat compared with the 1996 third quarter. The 1997 third-quarter sales reflected strong increases over the prior year in sales to commercial OEM and aftermarket customers and to the military aftermarket. Aerospace order intake set a record for any quarter, topping the previous record set in the 1997 second quarter. Third-quarter 1997 orders were up $32.9 million, or 28.7%, over the 1996 third quarter. Aerospace order backlog of $391.4 million increased $77.2 million, or 24.6%, over the 1996 third quarter and $25.3 million, or 6.9%, over the 1997 second quarter.

Consolidated manufacturing income of $134.4 million increased $11.6 million, or 9.4%, over the 1996 third quarter. Third-quarter 1997 manufacturing margin was 27.2% compared with 24.9% in the 1996 third quarter. Manufacturing income and margin for the industrial segment were flat compared with the prior year as strong increases in the U.S. were offset by declines in Europe. Manufacturing income and margin for the automotive segment improved over the prior year, reflecting the effects of divestiture of certain automotive interior plastics facilities. Manufacturing income and margin for the aerospace segment also improved over the prior year primarily due to the substantial increase in sales volume.

Selling and general administrative and engineering, research and development expenses were nearly the same as in the prior year. Selling and general administrative expenses for the industrial segment's European operations were lower than in 1996 primarily due to organizational realignments and continuing process improvements. Such costs, however, were higher in the U.S. and the Asia-Pacific region due to increased levels of business activity and the expansion of operations.

Net income for the 1997 third quarter amounted to $30.1 million, or $1.05 per share, compared with net income of $20.8 million, or $.72 per share, in the 1996 third quarter. In the 1997 third quarter, the estimated annual effective income tax rate, exclusive of the effects of the special charge, was reduced from 34% to 33%. The rate reduction was primarily attributable to lower effective income tax rates on non-U.S. income, including the effect of a statutory rate reduction in the United Kingdom. The change in the effective income tax rate increased third-quarter net income by $1.3 million, or $.05 per share. The effective income tax rate for the 1996 third quarter was 33%.

Nine months 1997 Compared with Nine Months 1996

The following data provide highlights for the 1997 first nine months compared with the 1996 first nine months.


                                           Nine Months Ended
                                             September 30         Percent
(dollars in thousands,                  -----------------------  Increase
except per share data)                    1997          1996     (Decrease)
                                        --------      --------    ---------
CONSOLIDATED
Net sales                              $1,589,481    $1,523,020     4.4%
Manufacturing income                      413,918       383,020     8.1
Manufacturing margin (%)                     26.0          25.1
Operating income                          133,361(a)    133,549     (.1)
Operating margin                              8.4(a)        8.8
Net income                                 69,428(a)     78,232(b)(11.3)
Net income per share                         2.41(a)       2.66(b) (9.4)

INDUSTRIAL
Net sales                                 887,425       860,317     3.2
Operating income                           85,660        83,520     2.6
Operating margin (%)                          9.7           9.7
Order intake                              923,361       863,467     6.9
Order backlog at September 30             216,689       194,054    11.7

AUTOMOTIVE
Net sales                                 342,624       372,567    (8.0)
Operating income                            4,819(a)     25,274   (80.9)
Operating margin (%)                          1.4(a)        6.8

AEROSPACE
Net sales                                 359,432       290,137    23.9
Operating income                           61,105        41,592    46.9
Operating margin (%)                         17.0          14.3
Order intake                              414,701       338,954    22.3
Order backlog at September 30             391,445       314,241    24.6

(a) After deducting a special charge of $30 million ($18.5 million net, or $.62 per share).
(b) Includes a net gain from sales of affiliates amounting to $17.3 million ($5 million net, or $.16 per share) and an income tax credit of $4 million, or $.13 per share.

Consolidated net sales of $1.6 billion for the first nine months of 1997 were a record for the Company and were $66.5 million, or 4.4%, higher than in the comparable 1996 period. Sales for the industrial and aerospace segments increased 3.2% and 23.9%, respectively, but automotive sales declined 8%. Companies acquired in 1996 generated 1997 period-to-date sales (during the period for which there were no comparable 1996 sales and principally in the aerospace segment) totaling $39 million. Including the results of acquisitions, U.S. sales increased $47 million, or 4.8%, and non-U.S. sales increased $19.5 million, or 3.5%. Changes in currency exchange rates reduced non-U.S. sales, principally in the automotive segment, by nearly $28 million.

Industrial sales for the first nine months of 1997 amounting to $887.4 million were also a record and were $27.1 million, or 3.2%, greater than during the comparable 1996 period. U. S. industrial sales increased $21.8 million, or 3.8%; Asia-Pacific sales increased $10.4 million, or 16.5%; and industrial sales in Brazil increased $3 million, or 12.8%. European industrial sales declined $12 million, or 6%.

Including the adverse effects of changes in currency exchange rates amounting to nearly $20 million, automotive sales declined $29.9 million, or 8%, from the first nine months of 1996. U.S. automotive sales were down $38.8 million, or 25.1%, from the 1996 nine-month period. The sale or closing of six U.S. automotive interior plastics facilities during the first nine months of 1997 accounted for nearly $32 million of this decline. European automotive sales increased $8.9 million, or 4.1%, net of the effects of changes in currency exchange rates and the closing of an automotive interior plastics facility.

Aerospace sales grew $69.3 million, or 23.9%, over the comparable 1996 period to a first nine-month record of $359.4 million. Sales were up 26.2% in the U.S. and 11.6% in Europe.

Consolidated manufacturing income increased $30.9 million, or 8.1%, over the first nine months of 1996 and manufacturing margin increased to 26% from 25.1%. Manufacturing income and margin for the industrial segment declined slightly from the prior year primarily as a result of the general weakness of the European economy and changes in sales mix. Manufacturing income and margin for the automotive segment showed good improvement, primarily the result of the sale or closure of certain automotive interior plastics facilities. Manufacturing income and margin for the aerospace segment increased significantly over the 1996 nine-month period principally because of the segment's strong sales growth and continuing process improvements.

Selling and general administrative and engineering, research and development expenses were $1.1 million higher than in the comparable 1996 nine-month period, but as a percent of sales were 15.8% in 1997 compared with 16.4% in 1996. Selling and general administrative expenses in Europe were substantially lower in 1997 as a result of organizational realignments and continuing process improvements. Such costs were, however, higher in the U.S. and the Asia-Pacific region in the 1997 nine-month period. Engineering, research and development costs were down $2.7 million from the prior year, driven by more focused program direction.

In the 1997 first quarter, the Company announced its plans to exit the automotive interior plastics business and recorded a special charge of $30 million, comprised principally of severance and lease termination costs. A significant portion of this charge related to exiting operations in Germany. During the first nine months of 1997, the Company sold or closed seven facilities that had combined 1996 annual sales of $92 million. Shipments will continue at reduced levels from an inventory bank at one of these facilities through the remainder of the year. Negotiations continue for the sale of a remaining facility that had full-year 1996 sales of approximately $38 million. The sale of this facility, which is expected to be finalized in the 1997 fourth quarter, will complete initiatives to make fluid connectors the Company's primary automotive focus. Automotive fluid connectors (hose and the attached fittings), used for conveying fluids in air conditioning, power steering and oil cooling systems in cars, light trucks, vans and sport utility vehicles, is a business generated from Aeroquip's industrial fluid power expertise.
-12-

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

Interest expense for the 1997 nine-month period was $1.2 million higher than in the comparable 1996 period and was attributable to a higher interest rate on long-term debt that was issued in the 1996 second quarter. Other income (expenses) - net for the 1996 nine-month period included a gain of $17.3 million resulting from the sales of investments in unconsolidated affiliates.

Net income for the first nine months of 1997 amounted to $69.4 million, or $2.41 per share, and is after deducting a special charge amounting to $18.5 million net of tax, or $.62 per share, recorded in the first quarter to exit the automotive interior plastics business. This compares with net income for the nine months ended September 30, 1996, of $78.2 million, or $2.66 per share, which included income from special items net of tax totaling $9 million, or $.29 per share. The income tax provision for the 1997 nine-month period included a credit of $11.5 million that was recorded in the first quarter related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 nine-month period exclusive of this item was 33%. The income tax provision for the 1996 nine-month period included a credit of $4 million recorded in the first quarter for settlement of claims for prior years' research and development credits. The 1996 income tax provision also included income taxes of $12.3 million attributable to the gain on sales of unconsolidated affiliates. The effective income tax rate for the 1996 nine-month period exclusive of these items was 33%.

During 1997, the Financial Accounting Standards Board issued final statements that change the method for calculating and reporting earnings per share (EPS), require the disclosure of total comprehensive income, and change the method for determining and reporting business segment information. The Company will adopt FAS 128, "Earnings per Share," on December 31, 1997, and quarterly EPS amounts will be restated as specified by the Statement. Pro forma EPS for the three- and nine-month periods ended September 30, 1997 and 1996, calculated in accordance with provisions of this Statement, are provided in the Notes to Financial Statements. The Company has not determined when it will adopt the disclosure requirements of FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information." Historically, the Company's only component of other comprehensive income has been foreign currency items.

Liquidity, Working Capital and Capital Investment

Cash provided by operating activities for the first nine months of 1997 amounted to $102.5 million, compared with $75.3 million for the comparable 1996 period. Working capital requirements for 1997 totaling $30.9 million included $29.8 million to finance a higher level of receivables and $30.5 million for growth in inventories. These cash requirements were partially offset by the effects of increases in payables, accruals and taxes. Working capital requirements for the first nine months of 1996 totaling $46.8 million included $68.7 million to finance an increase in receivables. The 1996 receivables increase reflected, in part, the result of higher sales in 1996, and the growth in receivable balances to normal operating levels for a company acquired in late 1995 for which receivables were not a part of the assets purchased. Inventory reductions during the first nine months of 1996 provided cash of $16.7 million. Cash provided by operating activities in 1996 included dividends received from affiliates amounting to $9.9 million.

During the first nine months of 1997, the Company received $33.2 million from sales of certain automotive interior plastics facilities. Proceeds from sale of the remaining facility is expected to be received in the 1997 fourth quarter. During the first nine months of 1996, the Company received $40.3 million from the sales of investments in two unconsolidated affiliates operating as joint ventures in Japan and Mexico, and an injection-molding plastics products facility.

During the first nine months of 1997, the Company purchased 308,500 shares of its common stock at a cost of $12.2 million. At its April 17, 1997, meeting, the Company's Board of Directors authorized a new program to purchase up to $100 million of the Company's outstanding common stock. As of September 30, 1997, $90.3 million of additional common stock may be purchased under this authorization. The Company may make further purchases during 1997, but is not committed to purchase a specific number of shares.

Dividend payments in 1997 were $.20 per share in each of the first three quarters, totaling $16.8 million for the nine-month period. Dividends declared for the 1997 fourth quarter to be paid in December were $.20 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 40.9% at September 30, 1997, compared with 45.1% at December 31, 1996.

On April 18, 1997, the Company established a $150 million Medium Term Note Program, committing to this program the remaining amount available under an existing shelf registration statement filed in 1996. On August 29, 1997, the Company filed a shelf registration statement in the amount of $200 million which was subsequently committed to the Medium Term Note Program. Upon issuance, each series of notes may mature nine months or more from date of issuance and may have either a fixed or floating rate of interest. The remaining borrowing capacity under the Medium Term Note Program at September 30, 1997, was $250 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at September 30, 1997, was $120.3 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

In June 1997, the Company called its 6% Convertible Subordinated Debentures for redemption on July 28, 1997. The debentures, which were due to mature on October 15, 2002, were convertible into common shares of Aeroquip-Vickers, Inc. until the redemption date at a conversion price of $52.50 per share. Prior to the redemption date, debentures in the amount of $3.7 million were converted into 70,950 shares of common stock.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements, including payment of debt obligations maturing in the near term, and planned capital expenditures.

PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.


Item 1.  Legal Proceedings

A Vickers motor pump, which is a component of the hydraulic systems provided by Aerospatiale for Airbus Industries for use in the A330/340 aircraft, was involved in two separate fires which occurred on aircraft during ground maintenance and cargo unloading procedures. No personal injuries occurred, and Aerospatiale and Airbus Industries indicate that interim steps have been taken to prevent further incidents.

A French court has appointed a panel of experts to investigate and report on the cause of the fires, related technical issues and damages. Vickers is participating in the hearings held by the panel. The report of the panel will be of an advisory nature and is not legally binding, but would serve as evidence of the facts in the event that claims are subsequently made on the merits. No claims for recovery of damages have been made at this time.

Evidence was recently presented to the panel through which Airbus and Aerospatiale allege that the property damage to the aircraft involved is in excess of $45 million and that the cost of retrofitting other A330/340 aircraft will be approximately $45 million. Any property damage claims which might ultimately be brought against Vickers as a result of the fires would be covered by Vickers' aviation insurance. Vickers denies responsibility for any damages and will vigorously defend its position. The proceedings are very preliminary and, accordingly, it is impossible for Vickers to assess its exposure at this time. Vickers has been advised that it may take in excess of two years for the panel to submit its report.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are filed hereunder as part of Part I:

      Exhibit (11)        Statement re:  Computation of Per Share Earnings

      Exhibit (12)        Statement re:  Computation of Ratios

     The following exhibit is filed as part of Part II:

      Exhibit (27)        Financial Data Schedule

 (b) On September 30, 1997, in connection with the commencement if its Medium-Term Note Program, the Company filed a report on Form 8-K reporting that the Company had entered into a distribution agreement with Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., relating to the issuance and sale of $250,000,000 aggregate amount of Medium-Term Notes. The notes are to be issued from time to time on or after September 30, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Aeroquip-Vickers, Inc.



                                  By  /S/ DARRYL F. ALLEN
                                      --------------------------------------
November 10, 1997                     Darryl F. Allen
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)



                                  By  /S/ DAVID M. RISLEY
                                      --------------------------------------
November 10, 1997                     David M. Risley
                                      Vice President - Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)