Form 10-K405
period 1997-12-31
AEROQUIP-VICKERS INC
filed 1998-03-24
CIK 59198

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

Commission File No. 1-924


                             AEROQUIP-VICKERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                               34-4288310
------------------------                                 ----------------
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

      3000 Strayer, Maumee, Ohio                            43537-0050
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code: (419) 867-2200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange on
     Title of each class                            which registered
------------------------------                  ------------------------

Common Shares, $5.00 Par Value                  Frankfurt Stock Exchange
                                                Chicago Stock Exchange
                                                New York Stock Exchange
                                                Pacific Exchange, Inc.
                                                The Stock Exchange (London)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.              Yes   X    No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      [X]

                             [Cover page continued]

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of February 17, 1998, was $1,607,596,327.50.

The number of Common Shares, $5 Par Value, outstanding as of February 17, 1998, was 28,138,613.



                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the 1997 Annual Report to Security Holders are filed as Exhibit (13) filed hereto and are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual meeting of security holders to be held on April 16, 1998, are incorporated by reference into Part III.










              This document, including exhibits, contains 98 pages.

                       The cover page consists of 2 pages.

                    The Exhibit Index is located at page 22.






                               [End of cover page]

                                     PART I
                                     ------

ITEM 1.  Business.
-------

(a) Aeroquip-Vickers, Inc., formerly known as TRINOVA Corporation, ("Aeroquip-Vickers") is a world leader in the manufacture and distribution of engineered components and systems, sold through its operating companies, Aeroquip Corporation ("Aeroquip") and Vickers, Incorporated ("Vickers"), to the industrial, automotive and aerospace markets.

In 1997, Aeroquip-Vickers paid a quarterly dividend of $.20 per share, or $.80 per share for the year. In January 1998, the Company's Board of Directors approved a first-quarter 1998 dividend of $.22 per share.

During 1997, the Company's Board of Directors authorized a program to purchase up to $100 million of the Company's outstanding common stock and, in 1997, the Company purchased 496,100 shares at a cost of $21.6 million under this and a prior Board of Directors authorization. At December 31, 1997, $80.7 million of additional common stock may be purchased under the current authorization. The Company may make further purchases during 1998, but is not committed to purchase a specific number of shares.

In 1997, the Company established a Medium-Term Note program and subsequently issued debt in the amount of $100 million with interest rates from 6.61% to 7.58% and with various maturities to 2012. During the first quarter of 1998, the Company issued an additional $31 million with interest rates from 6.89% to 7.09% with maturity in 2018. Under provisions of current shelf registration statements for the Medium-Term Note program, $219 million remains available for issuance.

In June 1997, the Company called its 6% convertible subordinated debentures for redemption. The debentures, which were due to mature on October 15, 2002, were convertible into common shares of the Company at a conversion price of $52.50 per share. Prior to the July 1997 redemption date, debentures in the amount of $3.7 million were converted into 70,950 shares of common stock. In December 1997, the Company called its 9.55% senior sinking fund debentures for redemption on February 3, 1998. Proceeds from additional borrowings in 1998 under the Medium-Term Note program were used to redeem the debentures. The pretax loss from redemption of the debentures amounting to approximately $2.5 million was recognized in the 1998 first quarter.

On February 20, 1997, Aeroquip-Vickers announced that it planned to exit its interior automotive plastics business. In accordance with this strategy, the Company's Aeroquip subsidiary sold or closed eight facilities during 1997 that had combined sales of approximately $67 million in 1997 and $132 million in 1996. The Company recorded a special charge of $30 million in 1997 ($18.5 million net of tax) related to exiting this business. A significant portion of this charge was related to exiting this business in Germany.

On March 12, 1997, Aeroquip-Vickers announced that its Vickers subsidiary and Sturman Industries, of Woodland Park, Colorado, formed a joint venture company to develop and produce integrated digital electrohydraulic systems for mobile equipment applications.

In April 1997, Komatsu Ltd. and Vickers signed an agreement creating a global alliance including the creation of a new joint-venture company, headquartered in Tokyo.

In December 1997, Aeroquip Corporation signed a definitive agreement for the purchase of the assets subject to certain liabilities of Aerotech South Africa
(Pty) Ltd. Aerotech's 1997 fiscal year sales were approximately $16.5 million. The South African supplier of hose assemblies and fitting products will become part of the Aeroquip Automotive Group.

In January 1998, Vickers signed a definitive agreement for the purchase of Hydrokraft GmbH, an indirectly 100%-owned subsidiary of IWKA AG of Karlsruhe, Germany. Hydrokraft manufactures high-pressure axial piston hydraulic pumps, motors and transmissions for applications in stationary industrial equipment, marine, mining, chemical processing, food processing and other markets. Hydrokraft's 1997 sales were approximately $10 million.

(b) "Note 15 - Business Segments" on page 87 of Exhibit (13) filed hereunder is incorporated herein by reference.

(c) A description of the business done and intended to be done by Aeroquip-Vickers and its subsidiaries in each industry segment follows.

     (1) INDUSTRIAL: Aeroquip manufactures and sells hose and hose assemblies; hose fittings and adapters; tube fittings and adapters; couplings; refrigeration/air conditioning connectors; and molded, extruded and co-extruded plastic products.

           Vickers manufactures and sells hydraulic, electrohydraulic, pneumatic and electronic control devices; piston, vane and gear pumps and motors; open architecture machine controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; hydraulic and lubrication filtration; and fluid-evaluation products and services.

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

           The industrial business is highly competitive in terms of price, quality and service. Aeroquip has significant market position worldwide for industrial hose, fittings, couplings and adapters. Vickers has significant market position worldwide for hydraulic and electrohydraulic controls; piston and vane pumps and motors; hydraulic power packages; and electronic controls, drives and motors. Aeroquip-Vickers serves many customers in the highly diverse and fragmented industrial markets. Due to the diversity of Aeroquip-Vickers' products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of Aeroquip-Vickers' product lines.

           The order backlog for the industrial business was $232.7 million as of December 31, 1997, compared to $184.9 million as of December 31, 1996. Substantially all of the December 31, 1997, backlog is expected to be filled in 1998.

           (2) AUTOMOTIVE: Aeroquip manufactures and sells air conditioning, power steering, and oil and transmission cooler hose and hose assemblies; bodyside moldings; decorative bumper strips; spoilers; rocker panel claddings; and engine components.

           The automotive operations of Aeroquip serve worldwide automobile, light truck, sport utility and van manufacturers. Products are primarily sold directly to manufacturers. Approximately 62% of worldwide sales of Aeroquip-Vickers' automotive business are made to three major U.S. and one major European automobile manufacturers.

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

           The aerospace operations of Aeroquip and Vickers serve worldwide commercial aerospace and defense markets including commercial aircraft, air defense, cargo handling, combat and support vehicles, commuter aircraft, engines, marine, military aircraft, military weaponry, missiles and naval machinery. Products are sold directly to OEM businesses, commercial airlines and the government and through a distributor network. Approximately 18% of Aeroquip-Vickers' aerospace business sales are made to a major U.S. airframe manufacturer.

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

           Aeroquip-Vickers serves a large number of customers in the aerospace and defense markets. Due to the diversity of Aeroquip-Vickers' products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of Aeroquip-Vickers' product lines.

           The order backlog for the aerospace business was $379.2 million as of December 31, 1997, compared to $341 million as of December 31, 1996. Approximately 8% of the December 31, 1997, backlog is not expected to be filled in 1998 because certain contracts require deliveries after 1998. Approximately 31% of the December 31, 1997, backlog represents direct government contracts or subcontracts on government programs, which are subject to termination for convenience by the U.S. Government.

           (4) OTHER INFORMATION: Aeroquip-Vickers and its subsidiaries are generally not dependent upon any one source for raw materials or purchased components essential to their businesses, and it is anticipated that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

            Patents owned by Aeroquip-Vickers are considered important to the conduct of its present businesses. Aeroquip-Vickers is licensed under a number of patents, no one of which, individually, is considered material to its businesses. Aeroquip-Vickers is the owner of a number of U.S. and non-U.S. trademark registrations.

           Aeroquip-Vickers devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1997, 1996 and 1995, Aeroquip-Vickers spent a total of $72.2 million, $74.9 million and $63 million, respectively, on these efforts.

           Aeroquip-Vickers employed 14,780 persons at December 31, 1997.

(d) "Note 16 - Non-U.S. Operations" on page 89 of Exhibit (13) filed hereunder is incorporated herein by reference. As assessed by Aeroquip-Vickers, the risk attendant to non-U.S. operations, which is primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.


ITEM 2.  Properties.
------

         A description of Aeroquip-Vickers' principal properties follows. Except as otherwise indicated, all properties are owned by Aeroquip-Vickers or its subsidiaries.

         Aeroquip-Vickers' executive offices (leased) are located in Maumee, Ohio.

INDUSTRIAL: Aeroquip Corporation has executive and administrative offices in Maumee, Ohio (leased); technical centers in Ann Arbor, Michigan (leased) and Maumee, Ohio (leased); and manufacturing facilities throughout the United States and abroad, including plants in Mountain Home, Arkansas; Fitzgerald, Georgia; New Haven, Indiana; Williamsport, Maryland; Forest City, Middlesex and Norwood, North Carolina; Van Wert, Ohio; Gainesboro, Tennessee; Wausau, Wisconsin; Guaratingueta, Brazil; Chambray-Les-Tours, France; Baden-Baden and Hann-Muenden, Germany; Livorno, Italy; and Cardiff, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

         Vickers, Incorporated has executive and administrative offices in Maumee, Ohio (leased); a technical center in Rochester Hills (leased), Michigan; and manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Carol Stream and Petersburg (leased), Illinois; Jackson, Michigan; Lebanon, Ohio; Omaha,

Nebraska; White City, Oregon; Greenwood, South Carolina; Memphis, Tennessee; Sao Paulo, Brazil; Suzhou, China (leased); Mumbai and Pune, India; Casella and Vignate (leased), Italy; and Bedford (leased), Havant and Telford (leased), United Kingdom. Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

AUTOMOTIVE: Aeroquip has executive and administrative offices in Maumee, Ohio (leased); technical and administrative offices in Mt. Clemens, Michigan (leased); and manufacturing facilities throughout the United States and abroad, including plants in Atlanta, Georgia; Clinton Township, Michigan (leased); Mooresville, North Carolina; Fremont, Ohio; Livingston, Tennessee; Baden-Baden, Germany; Alcala de Henares, Spain; and Brierley Hill, United Kingdom. Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

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


ITEM 3.  Legal Proceedings.
------

           As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("106 Order") under Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to Aeroquip-Vickers' subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The 106 Order requires the six PRPs to design and construct a water blending facility at a cost now estimated to be approximately $5.7 million. Aeroquip-Vickers' portion of any such cost is estimated to be 18.33% based on a cost-sharing agreement among the six PRPs which was executed by Aeroquip-Vickers on July 6, 1992.

           Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining 18 years of operation and maintenance (O&M) costs associated with the blending facility, as well as a water treatment facility constructed by Lockheed under its BOU Consent Decree with

USEPA. The Special Notice of Liability also covers USEPA's past response costs. On April 26, 1994, Lockheed filed an action against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the water treatment facility and related matters. In November 1995, a settlement agreement was entered into among Lockheed and most of the members of a joint defense group (the "Joint Defense Group"), including Aeroquip, which resolved this contribution action. The settlement requires the payment of $16 million by the Joint Defense Group. Aeroquip's portion of this amount is approximately $104,000. This amount reflects a credit to Aeroquip for its prior expenditures on the blending facility. The settlement is also intended to resolve Aeroquip's potential liability for the interim remedy at the Glendale Superfund site (see below), Aeroquip's potential liability for a toxic suit (known as the "Fournier" matter) brought against Lockheed, and the claims by other Joint Defense Group members against Aeroquip. USEPA and some of the Burbank PRPs are negotiating a Second Consent Decree which will provide the settling parties with protection against liability for certain matters related to the interim remedy now under way. Under the proposed Second Consent Decree all work will be carried out by the City of Burbank, and Lockheed will fund the Operation & Maintenance costs. Aeroquip and five other PRPs will be responsible for any future design defects in the blending facility and for possible other costs should USEPA decide to reopen the Consent Decree based on changed circumstances or new information. The Second Consent Decree has been executed by all parties including the United States, and is awaiting lodging with the federal court.

           In December 1997, Aeroquip and over 50 other Burbank Operable Unit PRPs were sued by over 2800 plaintiffs in eight law suits pending in California state court. The plaintiffs allege that hazardous and toxic waste dumped in the BOU leached into the groundwater and was released into the air causing bodily injury and property damage to the plaintiffs who were, for the most part, residents of the Burbank area. Aeroquip denies the allegations in the complaints and intends to vigorously defend itself in the litigation.

           As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to Aeroquip-Vickers' subsidiary, Sterer Engineering and Manufacturing Company, now known as the Sterer Division of Vickers, Incorporated ("Vickers"). (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The letter notified Vickers of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18, 1993. Twenty-seven PRPs (the "PRP Group"), including Vickers, entered into an Administrative Order on Consent with the USEPA on March 21, 1994, to conduct the Remedial Design ("RD") of the interim remedy. The estimated cost of the RD is $4.7 million. Vickers' portion of the RD costs is estimated to be 2.95%, based on an interim allocation agreement among the PRPs.

           On November 26, 1996, the USEPA issued a Unilateral Administrative Order under Section 106 of CERCLA to all PRPs, including Vickers, requiring the PRPs to conduct the pre-construction phase of the interim remedy. On September 30, 1997 USEPA issued another administrative order directing the Glendale PRPs, including Vickers, to carry out the interim remedial action work which includes construction, operation and maintenance (over a twelve year period) of water treatment facilities for the extraction and treatment of contaminated groundwater. The PRP Group is implementing this Order. The PRP Group has entered into an agreement to carry out an allocation of the costs for the Glendale Operable Units interim remedy. The allocation process must accommodate two separate allocations--first, the division of response costs for the Glendale Operable Units between the Glendale PRPs and Lockheed Corporation on behalf of all Burbank PRPs (see above) and, second, the internal division of response costs among the intra Glendale PRPs. Allocation of costs between Lockheed and other PRPs was determined by a technical arbitration panel and that decision has been confirmed by a California court. Lockheed has appealed the Order, but is participating in the funding of the interim remedy. In December 1997 a final settlement agreement and mutual release was negotiated among the intra-Glendale PRPs. The estimate for the cost of the interim remedy is a net present value of $81 million. Vickers share is 1.04% of the total interim remedy work, assuming the allocation between Lockheed and the PRP group remains unchanged from the arbitration award. Vickers' allocated share of the interim remedy-related costs is estimated to be in the range of $840,000 and $1.1 million.

           As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to Aeroquip-Vickers and its wholly owned subsidiaries, Aeroquip Corporation ("Aeroquip") and Sterling Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The Order, which was issued without a prior hearing, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II assessment. On May 5, 1993, a Compliance Order on Consent ("COC") was entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. Sterling was merged into Aeroquip Corporation effective December 31, 1996. The cost to Aeroquip to conduct the COC site investigation, develop the remedial work plan and complete a feasibility study (the "Feasibility Study") is estimated to be approximately $1,900,000. Aeroquip's remediation costs are undetermined at this time because the Feasibility Study has not been completed.

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

           Aeroquip-Vickers and certain subsidiaries are defendants in various lawsuits. While the ultimate outcome of these lawsuits and the above matters cannot now be predicted, management is of the opinion, based on the facts now known to it, that the liability, if any, in these lawsuits (to the extent not provided for by insurance or otherwise) and the above matters will not have a material adverse effect upon Aeroquip-Vickers' consolidated financial position.


ITEM 4.  Submission of Matters to a Vote of Security Holders.
------

       None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

           The names, ages, positions and recent business experience of the executive officers of Aeroquip-Vickers as of February 17, 1998, are listed below. Officers of Aeroquip-Vickers are elected annually in April by the Board of Directors at the organization meeting immediately following the annual meeting of shareholders.

     NAME AND POSITION              AGE            BUSINESS EXPERIENCE
----------------------------        ---     ----------------------------------

Darryl F. Allen,                    54      Chairman of the Board, President
  Chairman of the Board,                    and Chief Executive Officer of
  President and Chief                       Aeroquip-Vickers since 1991.
  Executive Officer

William R. Ammann,                  56      Vice President-Administration and
  Vice President-Administration             Treasurer of Aeroquip-Vickers since
  and Treasurer                             1992.

James E. Kline,                     56      Vice President and General Counsel
  Vice President and                        of Aeroquip-Vickers since 1989.
  General Counsel

James M. Oathout,                   53      Corporate Secretary and Senior
  Corporate Secretary and                   Attorney of Aeroquip-Vickers since
  Senior Attorney                           March 1995.  Secretary and
                                            Associate General Counsel of
                                            Aeroquip-Vickers from 1988 to
                                            March 1995.

Gregory R. Papp,                    51      Corporate Controller of Aeroquip-
  Corporate Controller                      Vickers since 1993. Vice President
                                            and Controller of Aeroquip
                                            Corporation from July 1991 to 1993.

David M. Risley,                    53      Vice President - Finance and Chief
  Vice President - Finance                  Financial Officer of Aeroquip-
  and Chief Financial Officer               Vickers since 1992. Group Vice
                                            President - Administration and
                                            Control of Aeroquip Corporation
                                            from 1991 to 1992.

Howard M. Selland,                  54      Executive Vice President of
  Executive Vice President of               Aeroquip-Vickers and President of
  Aeroquip-Vickers and President            Aeroquip Corporation since 1989.
  Of Aeroquip Corporation

Philip G. Simonds,                  57      Vice President-Taxation of
  Vice President-Taxation                   Aeroquip-Vickers since 1983.

John H. Weber,                      42      Executive Vice President of
  Executive Vice President of               Aeroquip-Vickers and President of
  Aeroquip-Vickers and President            Vickers, Incorporated since
  of Vickers, Incorporated                  August 1996.  Executive Vice
                                            President of Vickers, Incorporated
                                            from January 1996 to August 1996.
                                            Group Vice President - Industrial
                                            of Vickers, Incorporated from 1994
                                            to August 1996. General Manager
                                            Industrial Motors of General
                                            Electric Company from 1992 to 1994.


There are no family relationships among the persons named above.

                                   PART II
                                   -------

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
------   Matters.

           "Stock Exchanges," "Stock Ownership," "Dividend Information," "Quarterly Common Stock Information" and "Dividend Payments per Share of Common Stock" on page 91 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 6.  Selected Financial Data.
------
           "5-Year Summary of Selected Financial Data" on page 52 of Exhibit
(13) filed hereunder is incorporated herein by reference.


ITEM 7.  Management's Discussion and Analysis of Financial Condition
------   and Results of Operation.

           "Financial Review and Analysis of Operations" on pages 53-63 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------
           Not Applicable.


ITEM 8.  Financial Statements and Supplementary Data.
------
           "Quarterly Results of Operations (Unaudited)" of the registrant and its subsidiaries on pages 64-65 and the consolidated financial statements of the registrant and its subsidiaries on pages 66-90 of Exhibit (13) filed hereunder are incorporated herein by reference.


ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
------   Financial Disclosure.

           None.


                                     PART III
                                     --------

ITEM 10.  Directors and Officers of the Registrant.
-------

           "Election of Directors" on pages 1-2 of the proxy statement for the annual meeting to be held on April 16, 1998, are incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.
-------
           "Compensation of Directors" and "Executive Compensation" (excluding material under the captions "Aeroquip-Vickers Stock Performance Graph" and "Board Compensation Committee Report on Executive Compensation") on pages 3-4 and 5-9, respectively, of the proxy statement for the annual meeting to be held on April 16, 1998, are incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
-------
           "Security Ownership" on page 4 of the proxy statement for the annual meeting to be held on April 16, 1998, is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.
-------
           None.

                                     PART IV
                                     -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------

(a) The following documents are filed as a part of this report.

            (1) The following consolidated financial statements of Aeroquip-Vickers and its subsidiaries, included on pages 66-90 of Exhibit (13) filed hereunder are incorporated by reference in Item 8.

    Report of Ernst & Young LLP, Independent Auditors

    Statement of Income - Years ended December 31, 1997, 1996 and 1995

    Statement of Financial Position - December 31, 1997 and 1996

    Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995

    Statement of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995

    Notes to Financial Statements - December 31, 1997

            (2) The following consolidated financial statement schedule of Aeroquip-Vickers and its subsidiaries is filed under Item 14(d):

    SCHEDULE                                                           PAGE(S)
    --------                                                           -------

    Schedule II - Valuation and qualifying accounts                     19-21

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

 EXHIBIT
 NUMBER
 ------

  (3)-2       Amended Articles of Incorporation (amended April 17, 1997), filed as
              Exhibit (3) to Form 10-Q filed on May 8, 1997

  (4)-1       Rights Agreement, dated January 26, 1989, between Aeroquip-Vickers,
              Inc. (formerly TRINOVA Corporation) and First Chicago Trust Company of New York filed as Exhibit (2) to Form 8-A filed on January 27,
              1989, as amended by the First Amendment to Rights Agreement filed as Exhibit (5) to Form 8 filed on July 1, 1992

  (4)-2       Indenture, dated as of May 1, 1996, between Aeroquip-Vickers, Inc.
              and the First National Bank of Chicago (as successor in interest to NBD Bank) filed as Exhibit 4.1 to Form S-3 filed on August 29, 1997

  (4)-3       First Supplemental Indenture, dated as of April 17, 1997, between
              Aeroquip-Vickers, Inc. and the First National Bank of Chicago (as successor in interest to NBD Bank) filed as Exhibit 4.2 to Form S-3 filed on August 29, 1997

  (4)-4       Form of 7.875% Debentures due June 1, 2026, filed as Exhibit (4)-1 to Form 8-K filed on June 3, 1996

  (4)-5 Form of Fixed Rate Notes, filed as Exhibit (4)-1(b) to Form 8-K filed April 25, 1997

  (4)-6 Form of Floating Rate Notes, filed as Exhibit (4)-2(b) to Form 8-K filed April 25, 1997

  (4)-7 Form of Fixed Rate Notes, filed as Exhibit (4)-1(a) to Form 8-K filed on October 2, 1997

  (4)-8 Form of Floating Rate Notes, filed as Exhibit (4)-1(b) to Form 8-K filed on October 2, 1997

  *(10)-4     Aeroquip-Vickers, Inc. 1994 Stock Incentive Plan, filed as Appendix
              A to the proxy statement for the annual meeting held on April 21,
              1994

  *(10)-5     Aeroquip-Vickers 1989 Non-Employee Directors' Equity Plan, filed as
              Exhibit (10)-12 to Form 10-K filed on March 18, 1994

  *(10)-6     Aeroquip-Vickers, Inc. Plan for Optional Deferment of Directors'
              Fees (amended and restated effective April 1, 1995), filed as Exhibit (10)-8 to Form 10-K filed March 20, 1995

  *(10)-7 Aeroquip-Vickers, Inc. Directors' Retirement Plan (amended and restated effective January 1, 1990), filed as Exhibit (10)-9 to Form
              10-K filed March 20, 1995

  *(10)-8     Aeroquip-Vickers, Inc. Voluntary Deferred Compensation Plan
              (effective April 1, 1995), filed as Exhibit (10)-11 to Form 10-K filed March 20, 1995

  *(10)-9 Aeroquip-Vickers, Inc. Supplemental Benefit Plan (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-Q filed August 10, 1995

  *(10)-10    Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan, filed as Appendix
              A to the proxy statement for the annual meeting of shareholders to be held on April 16, 1998 (this plan is subject to shareholder approval)

  *(10)-11 Aeroquip-Vickers, Inc. Non-Employee Directors' Stock Award Plan, filed as Appendix B to the proxy statement for the annual meeting of shareholders to be held on April 16, 1998 (this plan is subject to shareholder approval)

  (99)-1      Aeroquip-Vickers, Inc. Directors' Charitable Award Program, filed as
              Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

  (99)-2      Credit Agreement, dated as of September 27, 1996, among
              Aeroquip-Vickers, Inc. (formerly TRINOVA Corporation) (borrower) and
              The Bank of Tokyo - Mitsubishi Trust Company; Citibank, N.A.;
              Dresdner Bank AG, New York and Grand Cayman branches; The First
              National Bank of Chicago; Morgan Guaranty Trust Company of New York;
              The Chase Manhattan Bank; and Union Bank of Switzerland, Chicago branch (banks); and Citibank, N.A. (administrative agent), filed as Exhibit (99(i))-2 to Form 10-Q filed November 14, 1996

          The following exhibits are filed hereunder:

   (3)-1      Amended Code of Regulations (amended April 21, 1988)

 *(10)-1      Aeroquip-Vickers, Inc. 1987 Stock Option Plan

 *(10)-2 Change in Control Agreement for Officers (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as Exhibit
              (10)-2 except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)

 *(10)-3 Change in Control Agreement for Non-officers (the Agreements executed by the Company and various non-officer employees of the Company are identical in all respects to the form of Agreement filed as Exhibit (10)-3 except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

   (12)       Statement re:  Computation of Ratios

   (13) Portions of the 1997 Annual Report to Security Holders (to the extent incorporated by reference hereunder)

   (21)              Subsidiaries of the Registrant

   (23)              Consent of Independent Auditors

   (24)              Powers of Attorney

   (27)              Financial Data Schedule

   (27)-1            Financial Data Schedule - 1997 Restated

   (27)-2            Financial Data Schedule - 1996 Restated

   (27)-3            Financial Data Schedule - 1995 Restated

(b) Aeroquip-Vickers did not file any reports on Form 8-K during the fourth quarter of 1997.

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

AEROQUIP-VICKERS, INC. (Registrant)



By:  /S/ DARRYL F. ALLEN
     -------------------------------------
Darryl F. Allen
Director, Chairman of the Board,
President and Chief Executive Officer

Date:  March 19, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DARRYL F. ALLEN
------------------------------------------
Darryl F. Allen                 3/19/97
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)



/S/ DAVID M. RISLEY
------------------------------------------
David M. Risley                 3/19/97
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)



/S/ GREGORY R. PAPP
------------------------------------------
Gregory R. Papp                 3/19/97
Corporate Controller
(Principal Accounting Officer)



PURDY CRAWFORD*
------------------------------------------
Purdy Crawford*                 3/19/97
Director                        (Date)

JOSEPH C. FARRELL*
------------------------------------------
Joseph C. Farrell*              3/19/97
Director                        (Date)



DAVID R. GOODE*
------------------------------------------
David R. Goode*                 3/19/97
Director                        (Date)



PAUL A. ORMOND*
------------------------------------------
Paul A. Ormond*                 3/19/97
Director                        (Date)



JOHN P. REILLY*
------------------------------------------
John P. Reilly*                 3/19/97
Director                        (Date)



WILLIAM R. TIMKEN, JR.*
------------------------------------------
William R. Timken, Jr.*         3/19/97
Director                        (Date)






*By James E. Kline, Attorney-in-fact


/S/ JAMES E. KLINE
------------------------------------------
James E. Kline                     3/19/97
Vice President and General Counsel  (Date)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.


-----------------------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B                        COL. C                        COL. D               COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                        BALANCE AT             (1)                 (2)                                  BALANCE
   DESCRIPTION                          BEGINNING        CHARGED TO COSTS    CHARGED TO OTHER      DEDUCTIONS-         AT END OF
                                        OF PERIOD          AND EXPENSES      ACCOUNTS-DESCRIBE      DESCRIBE            PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                         (In Thousands)
YEAR ENDED DECEMBER 31, 1997

  Deducted from asset accounts:
   Allowance for doubtful accounts        $    16,032       $     1,485              $     -       $ (2,816)-A       $    14,701

   Deferred tax valuation allowance            12,589            (1,767)                   -         (2,064)-B             6,816
                                                                                                     (1,942)-C





Note A - Doubtful accounts charged off, net of recoveries
Note B - Effect of expiration of operating loss carryforward
Note C - Currency translation adjustments

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.


-----------------------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B                        COL. C                        COL. D               COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                        BALANCE AT             (1)                 (2)                                  BALANCE
   DESCRIPTION                          BEGINNING        CHARGED TO COSTS    CHARGED TO OTHER      DEDUCTIONS-         AT END OF
                                        OF PERIOD          AND EXPENSES      ACCOUNTS-DESCRIBE      DESCRIBE            PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                         (In Thousands)
YEAR ENDED DECEMBER 31, 1996

 Deducted from asset accounts:
  Allowance for doubtful accounts         $ 13,241          $  3,899                 $      -      $ (1,108)-A       $ 16,032

  Deferred tax valuation allowance          15,953            (3,853)                       -           489 -B         12,589



Note A - Doubtful accounts charged off, net of recoveries
Note B - Currency translation adjustments

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.


-----------------------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B                        COL. C                        COL. D               COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                        BALANCE AT             (1)                 (2)                                  BALANCE
   DESCRIPTION                          BEGINNING        CHARGED TO COSTS    CHARGED TO OTHER      DEDUCTIONS-         AT END OF
                                        OF PERIOD          AND EXPENSES      ACCOUNTS-DESCRIBE      DESCRIBE            PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                         (In Thousands)
YEAR ENDED DECEMBER 31, 1995

 Deducted from asset accounts:
  Allowance for doubtful accounts         $ 15,179          $    518             $      -           $ (2,456)-A      $ 13,241

  Deferred tax valuation allowance          29,533           (16,142)                   -              2,562 -B        15,953




Note A - Doubtful accounts charged off, net of recoveries
Note B - Currency translation adjustments

                                EXHIBIT INDEX

EXHIBIT                                                                          PAGE(S)
-------                                                                          -------

(3)-1     Amended Code of Regulations (amended April 21, 1988)                     25-30

(3)-2     Amended Articles of Incorporation (amended                            Incorporated
          January 26, 1989), filed as Exhibit (3) to                            by Reference
          Form 10-K filed on March 18, 1994

(4)-1     Rights Agreement, dated January 26, 1989, between                     Incorporated
          Aeroquip-Vickers, Inc. (formerly TRINOVA Corporation)                 by Reference
          and First Chicago Trust Company of New York filed as Exhibit
          (2) to Form 8-A filed on January 27, 1989, as amended by the
          First Amendment to Rights Agreement filed as Exhibit (5) to
          Form 8 filed on July 1, 1992

(4)-2     Indenture, dated as of May 1, 1996, between                           Incorporated
          Aeroquip-Vickers, Inc. and the First National                         by Reference
          Bank of Chicago (as successor in interest to NBD Bank) filed as
          Exhibit 4.1 to Form S-3 filed on August 29, 1997

(4)-3     First Supplemental Indenture, dated as of April 17,                   Incorporated
          1997, between Aeroquip-Vickers, Inc. and the First                    by Reference
          National Bank of Chicago (as successor in interest to NBD Bank)
          filed as Exhibit 4.2 to Form S-3 filed on August 29, 1997

(4)-4     Form of 7.875% Debentures due June 1, 2026, filed as                  Incorporated
          Exhibit (4)-1 to Form 8-K filed on June 3, 1996                       by Reference

(4)-5     Form of Fixed Rate Notes, filed as Exhibit (4)-1(b)                   Incorporated
          to Form 8-K filed April 25, 1997                                      by Reference

(4)-6     Form of Floating Rate Notes, filed as Exhibit                         Incorporated
          (4)-2(b) to Form 8-K filed April 25, 1997                             by Reference

(4)-7     Form of Fixed Rate Notes, filed as Exhibit (4)-1(a)                   Incorporated
          to Form 8-K filed on October 2, 1997                                  by Reference

(4)-8     Form of Floating Rate Notes, filed as Exhibit                         Incorporated
          (4)-1(b) to Form 8-K filed on October 2, 1997                         by Reference

(10)-1    Aeroquip-Vickers, Inc. 1987 Stock Option Plan                            31-34

(10)-2    Change in Control Agreement for Officers (the                            35-43
          Agreements executed by the Company and various
          executive officers of the Company are identical in all respects to the form of Agreement filed as Exhibit (10)-2 except as to differences in the identity of the officers and the dates of execution, and as to other variations directly necessitated by said differences)


(10)-3    Change in Control Agreement for Non-officers                             44-50
          (the Agreements executed by the Company and various
          non-officer employees of the Company are identical in all
          respects to the form of Agreement filed as Exhibit (10)-3
          except as to differences in the identity of the employees and the dates of execution, and as to other variations directly necessitated by said differences)

(10)-4    Aeroquip-Vickers, Inc. 1994 Stock Incentive Plan,                     Incorporated
          filed as Appendix A to the proxy statement for the                    by Reference
          annual meeting held on April 21, 1994

(10)-5    Aeroquip-Vickers 1989 Non-Employee Directors'                         Incorporated
          Equity Plan, filed as Exhibit (10)-12 to Form 10-K                    by Reference
          filed on March 18, 1994

(10)-6    Aeroquip-Vickers, Inc. Plan for Optional Deferment                    Incorporated
          of Directors' Fees (amended and restated effective                    by Reference
          April 1, 1995), filed as Exhibit (10)-8 to Form 10-K filed
          March 20, 1995

(10)-7    Aeroquip-Vickers, Inc. Directors' Retirement Plan                     Incorporated
          (amended and restated effective January 1, 1990),                     by Reference
          filed as Exhibit (10)-9 to Form 10-K filed
          March 20, 1995

(10)-8    Aeroquip-Vickers, Inc. Voluntary Deferred                             Incorporated
          Compensation Plan (effective April 1, 1995), filed                    by Reference
          as Exhibit (10)-11 to Form 10-K filed March 20, 1995

(10)-9    Aeroquip-Vickers, Inc. Supplemental Benefit Plan                      Incorporated
          (amended and restated effective January 1, 1995),                     by Reference
          filed as Exhibit (10)-10 to Form 10-Q filed
          August 10, 1995

(10)-10   Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan,                     Incorporated
          filed as Appendix A to the proxy statement for the                    by Reference
          annual meeting of shareholders to be held on
          April 16, 1998 (this plan is subject to shareholder
          approval)

(10)-11   Aeroquip-Vickers, Inc. Non-Employee Directors'                        Incorporated
          Stock Award Plan, filed as Appendix B to the proxy                    by Reference
          statement for the annual meeting of shareholders to
          be held on April 16, 1998 (this plan is subject to
          shareholder approval)

(12)      Statement re:  Computation of Ratios                                       51

(13)      Portions of the 1997 Annual Report to Security                            52-91
          Holders (to the extent incorporated by reference
          hereunder)

(21)             Subsidiaries of the Registrant                                                       92

(23)             Consent of Independent Auditors                                                      93

(24)             Power of Attorney                                                                    94

(27)             Financial Data Schedule                                                              95

(27)-1           Financial Data Schedule - 1997 Restated                                              96

(27)-2           Financial Data Schedule - 1996 Restated                                              97

(27)-3           Financial Data Schedule - 1995 Restated                                              98

(99)-1           Aeroquip-Vickers, Inc. Directors' Charitable                                    Incorporated
                 Award Program, filed as Exhibit (99(i))-2 to                                    by Reference
                 Form 10-K filed on March 18, 1994

(99)-2           Credit Agreement, dated as of September 27, 1996,                               Incorporated
                 among Aeroquip-Vickers, Inc. (formerly TRINOVA                                  by Reference
                 Corporation) (borrower) and The Bank of Tokyo - Mitsubishi
                 Trust Company; Citibank, N.A.; Dresdner Bank AG, New York and
                 Grand Cayman branches; The First National Bank of Chicago;
                 Morgan Guaranty Trust Company of New York; The Chase Manhattan
                 Bank; and Union Bank of Switzerland, Chicago branch (banks);
                 and Citibank, N.A. (administrative agent), filed as Exhibit
                 (99(i))-2 to Form 10-Q filed November 14, 1996