Form 10-Q
period 1998-03-31
AEROQUIP-VICKERS INC
filed 1998-05-08
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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


The number of Common Shares, $5 Par Value, outstanding as of April 24, 1998, was 28,202,478.






            This document, including exhibits, contains 18 pages.

                   The Exhibit Index is located on page 16.

                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1998
                        INDEX TO INFORMATION IN REPORT
                            Aeroquip-Vickers, Inc.
                                                                  Page Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   March 31, 1998 and December 31, 1997                                3

  Condensed Statement of Income -
   Three Months Ended March 31, 1998 and 1997                          4

  Condensed Statement of Cash Flows -
   Three Months Ended March 31, 1998 and 1997                          5

  Notes to Financial Statements                                        6

  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       9

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders         13

  Item 6.  Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                             15

EXHIBIT INDEX                                                          16

EXHIBIT (10)-1 -  Aeroquip-Vickers, Inc. Directors'               Incorporated
                  Retirement Plan, as amended, filed as           herein
                  Exhibit (4)-c to Form S-8 filed on              by reference
                  May 7, 1998

EXHIBIT 12 -      Statement re: Computation of Ratios                  17

EXHIBIT 27 -      Financial Data Schedule                              18

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)                                                   March 31        December 31
                                                                1998              1997
                                                            ------------      ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $   27,889        $   18,736
Receivables                                                    385,813           348,822
Inventories:
  In-process and finished products                             238,974           239,800
  Raw materials and manufacturing supplies                      64,243            54,967
                                                            ----------        ----------
                                                               303,217           294,767
Other current assets                                            47,046            49,323
                                                            ----------        ----------
TOTAL CURRENT ASSETS                                           763,965           711,648
Plants and properties                                        1,021,752           993,002
Less accumulated depreciation                                  530,430           518,860
                                                            ----------        ----------
                                                               491,322           474,142
Goodwill                                                       115,401           111,905
Other assets                                                    84,595            78,901
                                                            ----------        ----------
TOTAL ASSETS                                                $1,455,283        $1,376,596
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                               $  142,232        $   84,044
Accounts payable                                               123,337           111,800
Income taxes                                                    41,382            30,496
Other current liabilities                                      189,159           212,800
Current maturities of long-term debt                             1,541             1,857
                                                            ----------        ----------
TOTAL CURRENT LIABILITIES                                      497,651           440,997
Long-term debt                                                 247,388           256,707
Postretirement benefits other than pensions                    122,278           122,272
Other liabilities                                               49,053            46,421

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,166,044 and 28,064,981 shares,
  respectively(after deducting 6,114,802 and 6,215,865
  shares, respectively, in treasury)                           140,830           140,325
Additional paid-in capital                                      43,851            41,288
Retained earnings                                              391,439           366,676
Accumulated other comprehensive income -
  currency translation adjustments                             (37,207)          (38,090)
                                                            ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                     538,913           510,199
                                                            ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,455,283        $1,376,596
                                                            ==========        ==========

The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                    ------------------------
                                                       1998          1997
                                                    ----------    ----------

Net sales                                           $  547,055    $  538,426
Cost of products sold                                  402,823       405,951
                                                    ----------    ----------

MANUFACTURING INCOME                                   144,232       132,475

Selling and general administrative
  expenses                                              68,151        65,947
Engineering, research and development
  expenses                                              18,311        17,830
Special charge                                              --        30,000
                                                    ----------    ----------

OPERATING INCOME                                        57,770        18,698

Interest expense                                        (6,727)       (7,371)
Other expenses - net                                    (5,170)       (4,733)
                                                    ----------    ----------

INCOME BEFORE INCOME TAXES                              45,873         6,594
Income taxes                                            14,700           900
                                                    ----------    ----------
NET INCOME                                          $   31,173    $    5,694
                                                    ==========    ==========
NET INCOME PER SHARE
  Basic                                             $     1.11    $      .20
  Diluted                                                 1.10           .20
                                                    ==========    ==========

CASH DIVIDENDS PER SHARE                            $      .22    $      .20
                                                    ==========    ==========




The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                            ------------------------
                                                             1998              1997
                                                            ------            ------

OPERATING ACTIVITIES
Net income                                                 $ 31,173          $  5,694
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation                                              16,362            17,114
   Amortization                                               2,066             1,325
   Special charge                                                 -            30,000
   Changes in certain components of working
    capital other than debt                                 (38,977)          (30,885)
   Other                                                       (442)           (6,335)
                                                           --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    10,182            16,913

INVESTING ACTIVITIES
Capital expenditures                                        (32,174)          (25,936)
Businesses acquired                                         (13,162)                -
Sale of businesses                                                -            17,271
Other                                                           755            (3,000)
                                                           --------          --------

NET CASH USED BY INVESTING ACTIVITIES                       (44,581)          (11,665)

FINANCING ACTIVITIES
Net increase in short- and long-term debt                    47,384            11,501
Cash dividends                                               (6,194)           (5,604)
Purchase of common stock                                       (240)           (1,160)
Stock issuance under stock plans                              3,092             3,692
Other                                                          (293)                -
                                                           --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    43,749             8,429
Effect of exchange rate changes on cash                        (197)             (334)
                                                           --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                         9,153            13,343

Cash and cash equivalents at beginning of period             18,736            23,934
                                                           --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 27,889          $ 37,277
                                                           ========          ========



The Notes to Financial Statements are an integral part of this statement.


NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.


Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these financial statements be read in conjunction with the audited 1997 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.

Note 2 - Redemption of Debt

In December 1997, the Company called its 9.55% senior sinking fund debentures in the principal amount of $42 million for redemption on February 3, 1998. The pretax loss from redemption of the 9.55% senior sinking fund debentures amounting to $2.5 million was recognized in Other expenses - net in the 1998 first quarter. In June 1997, the Company called its 6% convertible subordinated debentures in the principal amount of $100 million for redemption. The 6% convertible debentures, which were due to mature on October 15, 2002, were convertible into common shares of the Company at a conversion price of $52.50 per share.

Note 3 - Accounting Pronouncements

In the 1998 first quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that comprehensive income, which is the total of net income and other comprehensive income, be reported in the financial statements.
Other comprehensive income consists of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that were previously recognized in other comprehensive income are to be reclassified to net income in the period realized. Historically, the Company's only component of other comprehensive income has been foreign currency items. On an annual basis, disclosure of comprehensive income will be incorporated into the Statement of Shareholders' Equity. Since this statement is not presented on a quarterly basis, following are details of comprehensive income for the three months ended March 31, 1998 and 1997:

                                                         Three Months Ended
                                                              March 31
                                                           1998         1997
Net income                                            $  31,173    $   5,694
Other comprehensive income (loss) - currency
  translation adjustments during the period               1,010     (10,949)
  Reclassification of realized amounts to net income      (127)        2,133
                                                      ---------    ---------
Comprehensive income (loss)                           $  32,056   $  (3,122)
                                                      =========    =========

Aeroquip-Vickers, Inc.


The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources.

Note 4 - Special Charge

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.66 [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result, the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million (approximately $31.2 million in the 1997 first quarter).

Note 5 - Income Taxes

The income tax provision for the 1997 first quarter included a credit of $11.5 million related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 first quarter exclusive of this item was 33.9%. The effective income tax rate for the 1998 first quarter was 32%.

Aeroquip-Vickers, Inc.


Note 6 - Net Income per Share

Following is a reconciliation of income and average shares for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):
                                                  Three Months Ended
                                                       March 31
                                                  1998        1997
                                                 --------    --------
Basic Net Income per Share
--------------------------
Net income                                      $  31,173    $  5,694
                                                =========    ========

Average common shares outstanding                  28,119      27,974
                                                =========    ========

Basic Net Income per Share                      $    1.11    $    .20
                                                =========    ========

Diluted Net Income per Share
----------------------------
Net income                                      $  31,173    $  5,694
After-tax equivalent of interest expense
 on 6% convertible debentures                          --          --
                                                ---------    --------
Income for purposes of computing diluted
 net income per share                           $  31,173    $  5,694
                                                =========    ========

Average common shares outstanding                  28,119      27,974
Dilutive stock options                                217         142
Assumed conversion of 6% convertible debentures        --          --
                                                ---------    --------
Average common shares for purposes of
  computing diluted net income per share           28,336      28,116
                                                =========    ========

Diluted Net Income per Share                    $    1.10    $    .20
                                                =========    ========

The 6% convertible debentures were redeemed in July 1997. The assumed conversion of the 6% convertible debentures was not included in the computation of diluted net income per share in the 1997 first quarter because the effect of the inclusion would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS



Analysis of Operations

First Quarter 1998 Compared with First Quarter 1997

The following data provide highlights for the first quarter 1998 compared with the first quarter 1997.

                                                                           Percent
(dollars in thousands,                        First Quarter               Increase
except per share data)                     1998           1997           (Decrease)


CONSOLIDATED
Net sales                                $  547,055    $  538,426           1.6%
Manufacturing income                        144,232       132,475           8.9
Manufacturing margin (%)                       26.4          24.6
Operating income                             57,770        18,698(a)       18.6(b)
Operating margin (%)                           10.6           3.5(a)
Net income                                   31,173         5,694(a)       28.8(b)
Net income per share
  Basic                                        1.11           .20
  Diluted                                      1.10           .20(a)       27.9(b)

INDUSTRIAL
Net sales                                   310,447       291,839            6.4
Operating income                             27,079        24,605           10.1
Operating margin (%)                            8.7           8.4
Order intake                                314,125       317,595           (1.1)
Order backlog at March 31                   232,437       212,558            9.4

AUTOMOTIVE
Net sales                                   101,734       127,930          (20.5)
Operating income                             12,699      (18,512)(a)        10.5(b)
Operating margin (%)                           12.5        (14.5)(a)

AEROSPACE
Net sales                                   134,874       118,657           13.7
Operating income                             24,023        18,631           28.9
Operating margin (%)                           17.8          15.7
Order intake                                152,473       129,142           18.1
Order backlog at March 31                   396,651       349,191           13.6


(a) After deducting a special charge of $30 million ($18.5 million net, or diluted net income per share of $.66).
(b) Before deducting a special charge of $30 million ($18.5 million net, or diluted net income per share of $.66).


The Company set a number of first-quarter records in 1998, including consolidated net sales, manufacturing income, operating income, operating margin, net income and net income per share. First-quarter records also included industrial and aerospace sales, aerospace operating income and margin, aerospace order intake and industrial order backlog.

Consolidated net sales for the 1998 first quarter increased $8.6 million, or 1.6%, over the 1997 first quarter. Sales for the industrial and aerospace segments increased 6.4% and 13.7%, respectively, but sales for the automotive segment declined 20.5% from the 1997 first quarter. The sales decline for the automotive segment was due to the sale or closure during 1997 of the Company's interior plastics facilities which had first-quarter 1997 sales of $31.2 million. U.S. sales increased $19.4 million, or 5.6%, but non-U.S. sales declined $10.8 million, or 5.7%. Excluding the effects of divestitures and exchange rate changes, U.S. sales increased nearly $40 million, or 12%, and non-U.S. sales increased nearly $11 million, or 6%.

Industrial segment sales for the 1998 first quarter amounting to $310.4 million were up $18.6 million, or 6.4%, over the 1997 first quarter. U.S. industrial sales increased $22.1 million, or 11.3%, over 1997. Strong improvement across most industrial sectors, including mobile equipment, truck and bus, and electronic systems, as well as improved distributor sales, contributed to the U.S. industrial sales increase. European industrial sales declined slightly from the 1997 first quarter, due entirely to the effects of currency exchange rate changes. Likewise, industrial sales in Asia-Pacific and Brazil declined $2.9 million, or 9.5%, because of currency exchange rate changes. Industrial order intake declined $3.5 million, or 1.1%, from the 1997 first quarter, due to the effects of exchange rate changes and reduced order intake in the Asia-Pacific region. Order backlog at March 31, 1998, was $19.9 million, or 9.4%, higher than a year ago. The increased order backlog was principally related to Europe.

Automotive segment sales declined $26.2 million, or 20.5%, from the 1997 first quarter. During 1997, the Company sold or closed eight automotive interior plastics facilities which had first-quarter 1997 sales of $31.2 million.
After adjusting the 1997 first quarter to exclude sales originating from facilities that were sold or closed during 1997, first-quarter 1998 U.S. automotive sales increased slightly over the prior year, and non-U.S. automotive sales increased $4.7 million, or 7.1%. Before the unfavorable effects of exchange rate changes, this pro forma increase in non-U.S. sales would have been nearly $4 million greater. The growth in European sales reflects continued strong demand for automotive air conditioning and power steering fluid connectors.

First-quarter 1998 aerospace segment sales of $134.9 million were $16.2 million, or 13.7%, higher than the 1997 first quarter. Sales were up 17.1% in the U.S., but down slightly in Europe. The 1998 first-quarter sales reflected substantial increases over the 1997 first quarter in sales to commercial and military OEM customers and to the commercial aftermarket. Sales to the military aftermarket were somewhat lower than in the 1997 first quarter. Strong first quarter 1998 orders of $152.5 million were $23.3 million, or 18.1%, higher than the 1997 first quarter. Order backlog at $396.7 million was $47.5 million, or 13.6%, over the March 31, 1997, backlog.

Consolidated manufacturing income increased $11.8 million, or 8.9%, over the 1997 first quarter. Manufacturing margin improved from 24.6% in the 1997 first quarter to 26.4% in the 1998 first quarter. Manufacturing income for the industrial segment increased as a result of higher sales. However, principally because of normal start-up inefficiencies associated with a new pump manufacturing facility and the adverse effects of exchange rate changes in Europe, manufacturing margin was flat compared with the 1997 first quarter. Manufacturing income for the automotive segment declined slightly from the prior year because of lower sales volume due to the divestiture of the automotive interior plastics business. However, automotive manufacturing margin improved significantly over the 1997 first quarter since margins for the fluid connectors business exceed those in the interior plastics business. Manufacturing income for the aerospace segment increased more than 20% over the 1997 first quarter, principally the result of increased sales volume, which also led to improved manufacturing margin.

Selling and general administrative and engineering, research and development expenses were $2.7 million higher in the 1998 first quarter than in the comparable 1997 period and, as a percent of sales, were 15.8% in 1998, compared with 15.6% in 1997. Continued development of infrastructure in the Asia-Pacific industrial segment accounted for nearly 40% of the increase, while disposition of the interior plastics business contributed to a reduction of overhead costs in the automotive segment.

In the 1997 first quarter, the Company announced its plans to exit the automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.66 [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result, the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million ($31.2 million in the 1997 first quarter). The planned actions to which this special charge related were substantially completed during 1997.

Interest expense for the 1998 first quarter amounted to $6.7 million, compared with $7.4 million in the 1997 first quarter. The reduction was due, in part, to slightly lower average debt levels in the 1998 first quarter, but more significantly to the change in mix of debt. Certain debt obligations, principally the Company's 7.95% notes in the amount of $75 million that were repaid in 1997 and the 9.55% sinking fund debentures in the amount of $42 million that were repaid in the 1998 first quarter, were replaced with debt bearing lower interest rates. Other expenses - net in the 1998 first quarter included a loss of $2.5 million from redemption of the Company's 9.55% sinking fund debentures.

Net income for the 1998 first quarter amounted to $31.2 million, or diluted net income per share of $1.10, which compares with first-quarter 1997 income of $24.2 million, or $.86 per share before deducting the special charge to exit the automotive interior plastics business. Net income in the 1998 first quarter was after deducting $.05 per share for the redemption of the 9.55% debentures. Net income for the 1997 first quarter, after deducting the special charge of $18.5 million net of tax, or $.66 per share, was $5.7 million, or diluted net income per share of $.20. The effective income tax rate for the 1998 first quarter was 32%, compared with 33.9% for the 1997 first quarter exclusive of the credit related to the special charge.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $10.2 million in the 1998 first quarter, compared with $16.9 million in the 1997 first quarter. Working capital requirements of $39 million included $36.1 million to finance a higher level of receivables and $5.5 million for growth in inventories. The increase in accounts receivable reflects the historical pattern of first-quarter increases due to the seasonality of shipments in certain businesses. The 1997 first-quarter working capital requirements of $30.9 million included $35.1 million and $7.1 million to finance growth in receivables and inventories, respectively. In both periods, these cash requirements were partially offset by lower cash requirements for payables and income taxes.

Capital expenditures totaled $32.2 million in the 1998 first quarter, compared with $25.9 million in the 1997 first quarter. The Company expects that its capital spending for the year 1998 will exceed that of 1997 to support its growth initiatives and continued manufacturing process improvements. The Company spent $6.5 million in the 1998 first quarter to acquire two businesses in the industrial segment and placed $6.7 million in escrow to purchase a business in the automotive segment that was acquired early in the second quarter. In the 1997 first quarter, the Company received $17.3 million from sales of certain of its automotive interior plastics facilities.

Dividend payments in the 1998 first quarter were $.22 per share, or $6.2 million. The dividend declared for the 1998 second quarter to be paid in June was also $.22 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 42.1% at March 31, 1998, compared with 40.2% at December 31, 1997.

In the 1998 first quarter, the Company retired its 9.55% senior sinking fund debentures in the amount of $42 million. Additional borrowings under the Company's Medium Term Note program and short-term debt were used to redeem the debentures and to meet other first quarter funding requirements. The remaining borrowing capacity at March 31, 1998, under provisions of current shelf registration statements for the Medium Term Note program was $217 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at March 31, 1998, was $76 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements including debt obligations maturing in the near term, planned acquisitions and planned capital expenditures.

Other

The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources.

The Company is in the process of assessing and taking actions to correct problems caused by the inability of certain of its information systems to properly process transactions using dates in the Year 2000 and beyond, or to operate at the turn of the century. The Year 2000 Issue is faced by virtually all manufacturing and services companies that use computer systems to support business operations and that incorporate computer systems in their products. In 1997, the Company's Information Technology leadership team prepared an assessment of the Year 2000 Issue exposure in each operating unit within the Corporate entity. During 1998, the Company will continue its efforts to assure completion of the system testing and auditing in a timely and effective manner.

The Company is also developing responses to customer inquiries relative to its Year 2000 readiness, and assessing readiness of its supplier base. From a cost perspective, the Company has budgeted the necessary funds to address Year 2000 Issue related projects. The incremental cost of compliance is anticipated to be relatively low as both Aeroquip and Vickers are in the process of replacing existing systems with packaged software which is date compliant. These systems replacement projects have been undertaken to optimize business operations and have been incorporated into the capital budgets of the Company. Risk factors which may affect the Company's ability to meet its implementation schedule to process transactions and operate efficiently in the Year 2000 and beyond include, but are not necessarily limited to, availability of date compliant software from vendors; availability of necessary resources, both internal and external, to install new purchased software or reprogram existing software and complete the necessary testing; and readiness of customers, vendors and service providers to operate in the Year 2000.

Portions of the narrative set forth in this Financial Review and Analysis of Operations, which are not historical in nature, are forward-looking statements. The Company's actual performance may differ from that contemplated by the forward-looking statements due to a variety of factors, which include among other things, the condition of the economy, the condition of the markets that the Company serves and the success of the Company's strategic plans and contemplated capital investments.
PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 16, 1998, in Maumee, Ohio, the shareholders elected directors, approved the Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan, approved the Aeroquip-Vickers, Inc. Non-Employee Directors' Stock Award Plan and ratified the employment of Ernst & Young LLP as Aeroquip-Vickers' independent auditors for 1998. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of Aeroquip-Vickers for the annual meeting:

To elect directors:

                                            WITHHOLD           BROKER
   NOMINEE                  FOR            AUTHORITY         NON-VOTES
Darryl F. Allen          24,578,605         204,562              0
Virgis W. Colbert        24,390,956         392,211              0
Purdy Crawford           24,574,438         208,729              0
Joseph C. Farrell        24,567,195         215,972              0
David R. Goode           24,568,762         214,405              0
Paul A. Ormond           24,568,636         214,531              0
John P. Reilly           24,579,483         203,684              0
W. R. Timken, Jr.        24,582,653         200,514              0

To approve the Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan:
       FOR                                  21,590,280
       AGAINST                               1,125,609
       ABSTAIN                                 172,870
       BROKER NON-VOTES                      1,894,408

To approve the Aeroquip-Vickers, Inc. Non-Employee Directors' Stock Award
Plan:
       FOR                                  21,590,691
       AGAINST                                 997,000
       ABSTAIN                                 301,068
       BROKER NON-VOTES                      1,894,408

To ratify the employment of Ernst & Young LLP as Aeroquip-Vickers' independent auditors for 1998:
       FOR                                  24,472,091
       AGAINST                                 241,194
       ABSTAIN                                  69,882
       BROKER NON-VOTES                              0


Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are filed hereunder as part of Part I:

      Exhibit (10)-1    Aeroquip-Vickers, Inc. Directors' Retirement Plan, as
                        amended, filed as Exhibit (4)-c to Form S-8 filed on May 7, 1998, and incorporated herein by reference

      Exhibit (12)      Statement re: Computation of Ratios


   The following exhibit is filed as part of Part II:

      Exhibit (27)                Financial Data Schedule

 (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Aeroquip-Vickers, Inc.



                                    By  /S/ DARRYL F. ALLEN
                                        ------------------------------------
May 8, 1998                             Darryl F. Allen
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By  /S/ DAVID M. RISLEY
                                        ------------------------------------
May 8, 1998                             David M. Risley
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)