Form 10-Q
period 1998-06-30
AEROQUIP-VICKERS INC
filed 1998-08-11
CIK 59198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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


The number of Common Shares, $5 Par Value, outstanding as of July 24, 1998, was 28,236,584.






            This document, including exhibits, contains 56 pages.

                   The Exhibit Index is located on page 20.


                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 1998
                        INDEX TO INFORMATION IN REPORT
                            Aeroquip-Vickers, Inc.



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   June 30, 1998 and December 31, 1997                                 4

  Condensed Statement of Income -
   Three Months and Six Months Ended June 30, 1998 and 1997            5

  Condensed Statement of Cash Flows -
   Six Months Ended June 30, 1998 and 1997                             6

  Notes to Financial Statements                                        7


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       10


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           17

  Item 5.  Other Information                                           18

  Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                             19


EXHIBIT INDEX                                                          20


EXHIBIT (10)-1 -  Change-in-Control Severance Agreement                21
                  for Chief Executive Officer

EXHIBIT (10)-2 -  Change-in-Control Severance Agreement                33
                  for Executive Officers


EXHIBIT (10)-3 -  Change-in-Control Severance Agreement                45
                  for other executives


EXHIBIT 12 -      Statement re: Computation of Ratios                  55


EXHIBIT 27 -      Financial Data Schedule                              56


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)

                                                              June 30         December 31
                                                                1998              1997
                                                            ------------      -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $   27,806        $   18,736
Receivables                                                    379,584           348,822
Inventories:
  In-process and finished products                             234,632           239,800
  Raw materials and manufacturing supplies                      70,018            54,967
                                                            ----------        ----------
                                                               304,650           294,767
Other current assets                                            49,892            49,323
                                                            ----------        ----------
TOTAL CURRENT ASSETS                                           761,932           711,648
Plants and properties                                        1,060,986           993,002
Less accumulated depreciation                                  542,628           518,860
                                                            ----------        ----------
                                                               518,358           474,142
Goodwill                                                       122,116           111,905
Other assets                                                    83,553            78,901
                                                            ----------        ----------
TOTAL ASSETS                                                $1,485,959        $1,376,596
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                               $  128,271        $   84,044
Accounts payable                                               119,619           111,800
Income taxes                                                    38,806            30,496
Other current liabilities                                      196,857           212,800
Current maturities of long-term debt                               864             1,857
                                                            ----------        ----------
TOTAL CURRENT LIABILITIES                                      484,417           440,997
Long-term debt                                                 264,160           256,707
Postretirement benefits other than pensions                    122,769           122,272
Other liabilities                                               45,677            46,421

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 28,216,414 and 28,064,981 shares,
  respectively(after deducting 6,064,432 and 6,215,865
  shares, respectively, in treasury)                           141,082           140,325
Additional paid-in capital                                      45,276            41,288
Retained earnings                                              423,076           366,676
Accumulated other comprehensive income -
currency translation adjustments                               (40,498)          (38,090)
                                                            ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                     568,936           510,199
                                                            ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,485,959        $1,376,596
                                                            ==========        ==========

The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)

                                          Three Months Ended          Six Months Ended
                                               June 30                    June 30
                                       ------------------------   ------------------------
                                          1998         1997          1998         1997
                                       ----------   ----------    ----------   ----------
Net sales                              $  574,314   $  556,278    $1,121,369   $1,094,704
Cost of products sold                     422,739      409,241       825,562      815,192
                                       ----------   ----------    ----------   ----------

MANUFACTURING INCOME                      151,575      147,037       295,807      279,512
Selling and general administrative
  expenses                                 68,042       68,027       136,193      133,974
Engineering, research and development
  expenses                                 18,469       17,432        36,780       35,262
Special charge                                 --           --            --       30,000
                                       ----------   ----------    ----------   ----------

OPERATING INCOME                           65,064       61,578       122,834       80,276
Interest expense                           (7,126)      (6,994)      (13,853)     (14,365)
Other income (expense) - net               (2,297)      (3,654)       (7,467)      (8,387)
                                       ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                 55,641       50,930       101,514       57,524
Income taxes                               17,800       17,300        32,500       18,200
                                       ----------   ----------    ----------   ----------
NET INCOME                             $   37,841   $   33,630    $   69,014   $   39,324
                                       ==========   ==========    ==========   ==========

NET INCOME PER SHARE
  Basic                                $     1.34   $     1.20    $     2.45   $     1.41
  Diluted                                    1.33         1.15          2.43         1.37
                                       ==========   ==========    ==========   ==========

Cash dividends per share               $      .22   $      .20    $      .44   $      .40
                                       ==========   ==========    ==========   ==========



The Notes to Financial Statements are an integral part of this statement.



CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)

                                                                Six Months Ended
                                                                    June 30
                                                            ------------------------
                                                             1998              1997
                                                            ------            ------

OPERATING ACTIVITIES
Net income                                                 $ 69,014          $ 39,324
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                 33,835            33,510
Amortization                                                  4,290             2,911
Special charge                                                    -            30,000
Changes in certain components of working
capital other than debt                                     (30,394)          (21,715)
Other                                                       (10,317)          (11,313)
                                                           --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    66,428            72,717

INVESTING ACTIVITIES
Capital expenditures                                        (74,229)          (60,707)
Businesses acquired                                         (23,544)                -
Sale of businesses                                                -            26,785
Other                                                         1,783            (2,044)
                                                           --------          --------

NET CASH USED BY INVESTING ACTIVITIES                       (95,990)          (35,966)

FINANCING ACTIVITIES
Net increase (decrease) in short- and long-term debt         47,553           (22,653)
Cash dividends                                              (12,400)          (11,189)
Purchase of common stock                                       (248)          (12,107)
Stock issuance under stock plans                              4,769            12,780
Other                                                          (680)             (452)
                                                           --------          --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             38,994           (33,621)
Effect of exchange rate changes on cash and
cash equivalents                                               (362)             (346)
                                                           --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                         9,070             2,784

Cash and cash equivalents at beginning of period             18,736            23,934
                                                           --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 27,806          $ 26,718
                                                           ========          ========


The Notes to Financial Statements are an integral part of this statement.


NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these financial statements be read in conjunction with the audited 1997 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.

Note 2 - Redemption of Debt

In December 1997, the Company called its 9.55% senior sinking fund debentures in the principal amount of $42 million for redemption on February 3, 1998. The pretax loss from redemption of the 9.55% senior sinking fund debentures amounting to $2.5 million was recognized in Other income (expense) - net in the 1998 first quarter. In June 1997, the Company called its 6% convertible subordinated debentures in the principal amount of $100 million for redemption. The 6% convertible debentures, which were due to mature on October 15, 2002, were convertible into common shares of the Company at a conversion price of $52.50 per share.

Note 3 - Accounting Pronouncements

In the 1998 first quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that comprehensive income, which is the total of net income and other comprehensive income, be reported in the financial statements.
Other comprehensive income consists of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that had previously been recognized in other comprehensive income are to be reclassified to net income in the period realized. Historically, the Company's only component of other comprehensive income has been foreign currency items. On an annual basis, disclosure of comprehensive income will be incorporated into the Statement of Shareholders' Equity. Since this statement is not presented on a quarterly basis, following are details of comprehensive income for the three- and six- month periods ended June 30, 1998 and 1997:


                                     Three Months Ended         Six Months Ended
                                          June 30                   June 30
                                      1998          1997       1998        1997

Net income                       $  37,841      $  33,630   $  69,014   $  39,324
Other comprehensive income
  (loss) - currency translation
  adjustments during the period     (3,291)         1,617      (2,281)     (9,332)
  Reclassification of realized
  amounts to net income                 --             --        (127)      2,133
                                 ---------      ---------   ---------   ---------
Comprehensive income             $  34,550      $  35,247   $  66,606   $  32,125
                                 =========      =========   =========   =========

                                           -7-

Aeroquip-Vickers, Inc.
(Unaudited)


The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not presently expect that adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 4 - Special Charge

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.62 for the 1997 six-month period [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result, the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million (approximately $17 million in the 1997 second quarter and $48 million in the six-month period ended June 30, 1997).

Note 5 - Income Taxes

The effective income tax rate for the 1998 second quarter and six-month period was 32%. The income tax provision for the six-month period ended June 30, 1997, included a credit of $11.5 million related to the special charge for costs to exit the automotive interior plastics business. The effective income tax rate for the 1997 second quarter and six-month period exclusive of this item was 33.9%.

Aeroquip-Vickers, Inc.
(Unaudited)


Note 6 - Net Income per Share

Following is a reconciliation of income and average shares for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):
                                      Three Months Ended  Six Months Ended
                                           June 30            June 30
                                      1998        1997      1998       1997
--------                            --------    -------   ------
Basic Net Income per Share
--------------------------
Net income                             $ 37,841  $ 33,630  $ 69,014  $ 39,324
                                       ========  ========  ========  ========

Average common shares outstanding        28,199    27,948    28,158    27,966
                                       ========  ========  ========  ========

Basic Net Income per Share             $   1.34  $   1.20  $   2.45  $   1.41
                                       ========  ========  ========  ========

Diluted Net Income per Share
----------------------------
Net income                             $  37,841 $ 33,630  $ 69,014  $ 39,324
After-tax equivalent of interest
  expense on 6% convertible debentures        --      930        --     1,860
                                       --------- --------  --------  --------
Income for purposes of computing
  diluted net income per share         $  37,841 $ 34,560  $ 69,014  $ 41,184
                                       ========= ========  ========  ========

Average common shares outstanding         28,199   27,948    28,158    27,966
Dilutive stock options                       255      167       240       155
Assumed conversion of 6% convertible
  debentures                                  --    1,905        --     1,905
                                       --------- --------  --------  --------
Average common shares for purposes
  of computing diluted net income
  per share                               28,454   30,020    28,398    30,026
                                       ========= ========  ========  ========

Diluted Net Income per Share           $    1.33 $   1.15  $   2.43  $   1.37
                                       ========= ========  ========  ========


The 6% convertible debentures were redeemed in July 1997.



Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Second Quarter 1998 Compared with Second Quarter 1997

The following data provide highlights for the second quarter 1998 compared with the second quarter 1997.


                                                                     Percent
(dollars in thousands,                   __ Second Quarter  _        Increase
except per share data)                     1998           1997      (Decrease)
CONSOLIDATED
Net sales                                $  574,314    $  556,278      3.2%
Manufacturing income                        151,575       147,037      3.1
Manufacturing margin (%)                       26.4          26.4
Operating income                             65,064        61,578      5.7
Operating margin (%)                           11.3          11.1
Net income                                   37,841        33,630     12.5
Net income per share
  Basic                                        1.34          1.20     11.7
  Diluted                                      1.33          1.15     15.7

INDUSTRIAL
Net sales                                   323,296       317,455      1.8
Operating income                             33,148        32,587      1.7
Operating margin (%)                           10.3          10.3
Order intake                                311,019       320,747     (3.0)
Order backlog at June 30                    210,530       216,138     (2.6)

AUTOMOTIVE
Net sales                                   108,236       117,278     (7.7)
Operating income                             11,821        13,141    (10.0)
Operating margin (%)                           10.9          11.2

AEROSPACE
Net sales                                   142,782       121,545     17.5
Operating income                             26,402        21,629     22.1
Operating margin (%)                           18.5          17.8
Order intake                                141,937       138,360      2.6
Order backlog at June 30                    395,671       366,112      8.1



In the 1998 second quarter, the Company set a number of quarterly records, including new highs for consolidated net sales, manufacturing income, operating income and margin, net income and net income per share. In addition, second-quarter records included new highs for industrial and aerospace sales, aerospace operating income and margin, and aerospace order intake.


Consolidated net sales for the 1998 second quarter increased $18 million, or 3.2%, over the 1997 second quarter. Sales for the industrial and aerospace segments increased 1.8% and 17.5%, respectively. Sales for the automotive segment declined 7.7% from the 1997 second quarter, primarily due to the sale or closure of the Company's interior plastics facilities during 1997 that had second-quarter 1997 sales of $17 million. Including sales generated by companies acquired in 1998, which were principally outside the U.S., consolidated U.S. sales increased $18.9 million, or 5.3%, but non-U.S. sales declined $.9 million. Changes in currency exchange rates lowered non-U.S. sales more than $9 million.

Second-quarter 1998 industrial segment sales were $5.8 million, or 1.8%, higher than in the 1997 second quarter. U.S. industrial sales increased $6.5 million, or 3%, and sales in Europe increased $7.1 million, or 10.9%. Second-quarter 1998 sales for Brazil were flat compared with the 1997 second quarter, but sales in Asia-Pacific declined $7.3 million, or 26.9%. The Asia-Pacific sales decline was partially the result of the economic downturn in the region, but was also, in part, due to changes in exchange rates. Industrial order intake declined $9.7 million, or 3%, from the 1997 second quarter, principally due to lower order intake in the Asia-Pacific region. Order backlog at June 30, 1998, was $5.6 million, or 2.6%, lower than at June 30, 1997.

Automotive segment sales declined $9 million, or 7.7%, from the 1997 second quarter. During 1997, the Company sold or closed eight automotive interior plastics facilities that had second-quarter 1997 sales of $17 million. After adjusting the 1997 second quarter to exclude sales originating from those facilities, second-quarter 1998 U.S. sales were $1.3 million, or 4.3%, lower than in the prior year, but non-U.S. sales were $9.3 million, or 13%, higher. The growth in non-U.S. automotive sales reflects continued strong demand in Europe for fluid connectors for use in automotive air conditioning and power steering applications.

Second-quarter 1998 aerospace segment sales were $21.2 million, or 17.5%, higher than in the 1997 second quarter. Sales were up 19.1% in the U.S. and 7.8% in Europe. The 1998 second-quarter sales reflected increases over the 1997 second quarter in sales to OEM and aftermarket customers for both commercial and military applications. Second-quarter order intake was $3.6 million, or 2.6%, higher than in the 1997 second quarter, and order backlog at June 30, 1998, was $29.6 million, or 8.1%, higher than at June 30, 1997.

Consolidated manufacturing income increased $4.5 million, or 3.1%, over the 1997 second quarter. Manufacturing margin was 26.4% for both periods. Manufacturing income for the industrial segment improved over the prior year, but the income growth was diminished by the adverse effects of exchange rate changes in Europe and Asia-Pacific, and start-up costs associated with a new pump manufacturing facility in the U.S. Manufacturing income for the automotive segment declined from the prior-year's second quarter as lower U.S. automotive sales volume and new facility start-up costs more than offset the positive contributions of the strong fluid connector sales in Europe. Manufacturing income for the aerospace segment increased more than 11%, principally due to higher sales volume and manufacturing efficiencies in the 1998 second quarter.

Selling and general administrative and engineering, research and development expenses were $1.1 million higher in the 1998 second quarter than in the comparable 1997 period, but as a percent of sales, declined from 15.4% in the 1997 second quarter to 15.1% in the 1998 second quarter. Continued development of infrastructure in the industrial segment's Asia-Pacific region and costs associated with businesses acquired contributed to the overall increase, while the 1997 disposition of the interior plastics business contributed to a reduction of overhead costs in the automotive segment.

Interest expense for the 1998 second quarter amounted to $7.1 million, compared with $7 million in the 1997 second quarter. Average debt levels were slightly higher in the 1998 second quarter, but the effect of the higher debt levels was offset by lower interest rates. Certain debt obligations, principally the Company's 7.95% notes in the amount of $75 million that were repaid in 1997 and the 9.55% sinking fund debentures in the amount of $42 million that were repaid in the 1998 first quarter, were replaced with debt bearing lower interest rates.

Net income for the 1998 second quarter amounted to $37.8 million, or diluted net income per share of $1.33, compared with 1997 second-quarter net income of $33.6 million, or $1.15 per share. The effective income tax rate for the 1998 second quarter was 32%, compared with 33.9% for the 1997 second quarter.


Six Months 1998 Compared with Six Months 1997

The following data provide highlights for the 1998 first six months compared with the first six months of 1997.

                                                                  Six Months
                                                                  Ended             Percent
(dollars in thousands,                        June 30                     Increase
except per share data)                     1998           1997           (Decrease)

CONSOLIDATED
Net sales                                $1,121,369    $1,094,704            2.4%
Manufacturing income                        295,807       279,512            5.8
Manufacturing margin (%)                       26.4          25.5
Operating income                            122,834
80,276                                          (a)       11.4(b)
Operating margin (%)                           11.0              10.1      (b)
Net income                                   69,014
39,324                                          (a)       19.4(b)
Net income per share
  Basic                                        2.45              1.41      (a)18.4(b)
  Diluted                                      2.43              1.37      (a)22.1(b)

INDUSTRIAL
Net sales                                   633,744       609,293            4.0
Operating income                             60,227        57,193            5.3
Operating margin (%)                            9.5           9.4
Order intake                                625,144       638,342           (2.1)

AUTOMOTIVE
Net sales                                   209,969       245,209          (14.4)
Operating income                             24,520              (
5,370)(a)                                  (.4) (b)
Operating margin (%)                           11.7               1
0.0                                             (b)

AEROSPACE
Net sales                                   277,656       240,202           15.6
Operating income                             50,425        40,260           25.2
Operating margin (%)                           18.2          16.8
Order intake                                294,409       267,503           10.1


(a) After deducting a special charge of $30 million ($18.5 million net, or basic and diluted net income per share of $.66 and $.62, respectively).
(b) Before deducting a special charge of $30 million ($18.5 million net, or basic and diluted net income per share of $.66 and $.62, respectively).

In the six-month period ended June 30, 1998, the Company set a number of six-month records, including new highs for consolidated net sales, manufacturing income, operating income, operating margin, net income and net income per share. First six-month records also included new highs for industrial and aerospace sales, aerospace operating income and margin, automotive margin and aerospace order intake.

Consolidated net sales for the first six months of 1998 increased $26.7 million, or 2.4%, over the comparable 1997 period. Sales for the industrial and aerospace segments increased 4% and 15.6%, respectively. Automotive sales declined 14.4% from the first six months of 1997, primarily due to the sale or closure of the Company's interior plastics facilities during 1997 that had sales during the first six months amounting to $48 million. Including sales generated by companies acquired in 1998, which were principally outside the U.S., consolidated U.S. sales increased $38.4 million, or 5.5%, but non-U.S. sales declined $11.7 million, or 3%. Changes in currency exchange rates lowered non-U.S. sales more than $20 million.

Industrial sales for the first six months of 1998 increased $24.5 million, or 4%, over sales for the comparable 1997 period. U.S. industrial sales increased $28.6 million, or 6.9%, and sales in Europe increased $6.5 million, or 5%. The sales increase in Europe was after the adverse effects of changes in currency exchange rates amounting to $4.2 million. Sales in Brazil were flat compared with the prior year, while sales in Asia-Pacific declined $10.6 million, or 21.4%. More than half of the decline in Asia-Pacific sales for the six-month period was due to changes in exchange rates, with the remainder of the decline attributable to the economic downturn in the region.

Automotive sales declined $35.2 million, or 14.4%, from the 1997 six-month period. Sales for the first six months of 1997 from facilities that were sold or closed in 1997 amounted to $48 million. After adjusting sales for the first six months of 1997 to exclude sales originating from these facilities, U.S. sales for the first six months of 1998 were flat in comparison with the prior year and non-U.S. sales increased $14 million, or 10.1%. This non-U.S. sales increase included the adverse effects of changes in currency exchange rates amounting to more than $7 million.

Aerospace sales grew $37.5 million, or 15.6%, over the comparable 1997 period. This sales increase was attributable to U.S. operations, since a modest increase in volume in Europe was offset by adverse effects of changes in currency exchange rates.

Consolidated manufacturing income increased $16.3 million, or 5.8%, over the first six months of 1997, and manufacturing margin increased from 25.5% to 26.4%. Manufacturing income for the industrial segment increased 3.8% despite the unfavorable effects of exchange rate changes and start-up costs. Manufacturing income for the automotive segment declined primarily because of lower U.S. sales in the second quarter and new facility start-up costs. Manufacturing income for the aerospace segment increased nearly 16%, primarily the result of increased aerospace sales volume and manufacturing efficiencies.

Selling and general administrative and engineering, research and development expenses were $3.7 million, or 2.2%, higher than in the comparable 1997 six-month period. Continued expenditures for development in the Asia-Pacific region and additional costs associated with acquisitions contributed to the higher costs, while disposition of the interior plastics business contributed to a reduction of overhead costs in the automotive segment.

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.62 for the 1997 six-month period [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result, the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million ($48 million in the six-month period ended June 30, 1997).

Interest expense for the 1998 six-month period was $.5 million lower than in 1997, primarily due to lower average interest rates in the first six months of 1998. Other income (expense) - net for the first six months of 1998 included a loss of $2.5 million resulting from the first-quarter redemption of the Company's 9.55% sinking fund debentures.

Net income for the 1998 six-month period amounted to $69 million, or diluted net income per share of $2.43, which compares with income for the 1997 six-month period of $57.8 million, or $1.99 per share, before deducting the special charge to exit the automotive interior plastics business. Net income per share for 1998 included a charge of $.05 per share for redemption of the 9.55% debentures. Net income for the 1997 first six months, after deducting the special charge of $18.5 million net of tax, or $.62 per share for the six-month period, was $39.3 million, or diluted net income per share of $1.37.
The effective income tax rate for the 1998 six-month period was 32%, compared with 33.9% for the 1997 six-month period exclusive of the special charge.

Liquidity and Capital Resources
Cash provided by operating activities for the first six months of 1998 amounted to $66.4 million, compared with $72.7 million for the comparable 1997 period. Working capital requirements of $30.4 million included $30.2 million to finance a higher level of receivables, $3.2 million for growth in inventories and $8.2 million to reduce payables and accruals. These cash requirements were partially offset by the effects of increases in the liability for income taxes. Working capital requirements for 1997 of $21.7 million included $37.8 million to finance a higher level of receivables and $18.5 million for growth in inventories, which were partially offset by the effects of increases in payables and income taxes.

Capital expenditures during the first six months of 1998 totaled $74.2 million compared with $60.7 million in 1997. The Company expects that its capital spending for the year 1998 in support of its growth initiatives and continued manufacturing process improvements will exceed 1997 capital expenditures of $139.8 million. The Company spent $23.5 million during the first six months of 1998 to acquire four businesses in the industrial segment and a business in the automotive segment. In the first six months of 1997, the Company received $26.8 million from sales of certain of its automotive interior plastics facilities.

Dividend payments in the first six months of 1998 were $.44 per share, or $12.4 million. The dividend declared for the 1998 third quarter to be paid in September was $.22 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 40.9% at June 30, 1998, compared with 40.2% at December 31, 1997.

In the 1998 first quarter, the Company retired its 9.55% senior sinking fund debentures in the amount of $42 million. Additional borrowings under the Company's Medium Term Note program and short-term debt were used to redeem the debentures and to meet other funding requirements. The remaining borrowing capacity at June 30, 1998, under provisions of current shelf registration statements for the Medium Term Note program, was $200 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at June 30, 1998, was $105.4 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements including debt obligations maturing in the near term and planned capital expenditures.

Other
The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, but does not presently expect that adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is continuing its efforts to assess and remediate problems caused by the inability of certain of its information systems to properly process transactions using dates in the Year 2000 and beyond, or to operate at the turn of the century. During the 1998 first quarter, the Company completed an inventory and identification of its mission critical information systems relative to Year 2000 compliance and developed specific project plans to correct Year 2000 related deficiencies. Each operating unit of the Company is now engaged in the remediation of its Year 2000 issues.

A Year 2000 steering committee has been formed composed of the Company's information technology leadership and other key executives to review and provide oversight of all Year 2000 related activities. A Year 2000 program office has also been established as an adjunct to the steering committee to facilitate Year 2000 communications and coordinate Year 2000 efforts among the Company's operating units.

The Company is now preparing detailed testing plans with the assistance of third-party service providers to test and assess its mission critical systems for Year 2000 compliance. This testing will commence in the latter part of 1998. The Company is also testing its embedded systems used in the manufacture and distribution of its products for Year 2000 compliance to avert any disruption in the supply of product to its customers.

The Company has surveyed and is now assessing Year 2000 readiness on the part of the Company's supply base, and is responding to Year 2000 inquiries from customers and financial institutions. The Company is also preparing for Year 2000 on-site assessments conducted by major OEM customers and industry groups. These assessments are expected during the latter part of 1998 and early 1999.

From a cost perspective, the Company has budgeted the necessary funds to address Year 2000 related projects. The Company believes that the incremental cost of Year 2000 compliance activities is not material due to its extensive use of packaged software which is now date compliant or can be made compliant by installing vendor-supplied updates.

Risk factors which may affect the Company's ability to meet its Year 2000 project plan and the ability of the Company's information systems to operate properly into the next century include but are not limited to, the availability and adequacy of date compliant software from vendors and the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing. In addition, the Company cannot predict the outcome of the Year 2000 assessment of its supply base or the ability of its customers to achieve Year 2000 compliance by the end of 1999 nor the impact of either on the future operating results of the Company.

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


PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.

Item 1. Legal Proceedings - On June 9, 1998, the Company became aware of an investigation at the Aeroquip automotive facility located in Fitzgerald, Georgia by the U.S Environmental Protection Agency. The EPA is investigating alleged violations of the Clean Air Act from
         approximately 1993 to 1995.   The agency's allegations include: the
         release of ozone depleting substances into the environment from refrigerant equipment; use of non-certified technicians to service and maintain such equipment; the performance of refrigerant maintenance without the proper recovery equipment; and providing false statements to the agency. No civil or criminal charges have been filed. The company is also investigating the matter.

         The Fitzgerald facility, which employs approximately 50 people, manufactures custom-engineered extruded plastic products. The plant, with 1997 sales of approximately $6 million, is located on 12 acres of land, with the building occupying approximately 80,000 square feet.

Item 5. Other Information - Shareholder proposals which are not covered by Rule 14a-8 of the Securities Exchange Act of 1934 and which are intended to be presented at the 1999 annual shareholders' meeting must be received by the Secretary of Aeroquip-Vickers, Inc. no later than January 24, 1999. Failure to submit such shareholder proposals by the specified date will result in management proxies being allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

         The deadline set forth in the Company's 1998 proxy statement for shareholder proposals which are covered by Rule 14a-8 of the Securities Exchange Act of 1934 continues to apply for shareholder proposals to be included in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibits are filed hereunder as part of Part I:

  Exhibit (10)-1  Change in Control Severance Agreement for Chief Executive
                  Officer

  Exhibit (10)-2  Change in Control Severance Agreement for Executive officers
                  (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as Exhibit
                  (10)-2 except as to differences in the identity of the officers, the dates of execution, the identity of the employer of the executive [operating subsidiary or parent corporation], and as to other variations directly necessitated by said differences)

  Exhibit (10)-3  Change in Control Severance Agreement for other executives (the Agreements executed by the Company and various other executives of the Company are identical in all respects to the form of Agreement filed as Exhibit (10)-3 except as to differences in the identity of the executives and the dates of execution, and as to other variations directly necessitated by said differences)

       Exhibit (12)    Statement re:  Computation of Ratios

                        The following exhibit is filed as part of Part II:

                          Exhibit (27)                Financial Data Schedule

 (b) There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Aeroquip-Vickers, Inc.



                                    By  /S/ DARRYL F. ALLEN
                                        --------------------------------------
August 11, 1998                         Darryl F. Allen
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By  /S/ DAVID M. RISLEY
                                        --------------------------------------
August 11, 1998                         David M. Risley
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)