Form 10-Q
period 1998-09-30
AEROQUIP-VICKERS INC
filed 1998-11-09
CIK 59198

1





                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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


The number of Common Shares, $5 Par Value, outstanding as of October 23, 1998, was 27,730,520.






            This document, including exhibits, contains 21 pages.

                   The Exhibit Index is located on page 19.

                      SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1998
                        INDEX TO INFORMATION IN REPORT
                            Aeroquip-Vickers, Inc.



                                                                  Page Number


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Statement of Financial Position -
   September 30, 1998 and December 31, 1997                            3

  Condensed Statement of Income -
   Three Months and Nine Months Ended September 30, 1998 and 1997      4

  Condensed Statement of Cash Flows -
   Nine Months Ended September 30, 1998 and 1997                       5

  Notes to Financial Statements                                        6


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       9


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           16

  Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                             18


EXHIBIT INDEX                                                          19


EXHIBIT 12 -      Statement re: Computation of Ratios                  20


EXHIBIT 27 -      Financial Data Schedule                              21

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


STATEMENT OF FINANCIAL POSITION
Aeroquip-Vickers, Inc.
(Dollars in thousands, except share data)
(Unaudited)

                                                            September 30      December 31
                                                                1998              1997
                                                            ------------      -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $   24,488        $   18,736
Receivables                                                    351,796           348,822
Inventories:
  In-process and finished products                             227,288           239,800
  Raw materials and manufacturing supplies                      79,210            54,967
                                                            ----------        ----------
                                                               306,498           294,767
Other current assets                                            47,086            49,323
                                                            ----------        ----------
TOTAL CURRENT ASSETS                                           729,868           711,648
Plants and properties                                        1,104,665           993,002
Less accumulated depreciation                                  563,840           518,860
                                                            ----------        ----------
                                                               540,825           474,142
Goodwill                                                       121,457           111,905
Other assets                                                    86,543            78,901
                                                            ----------        ----------
TOTAL ASSETS                                                $1,478,693        $1,376,596
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                               $  123,592        $   84,044
Accounts payable                                               110,932           111,800
Income taxes                                                    30,258            30,496
Other current liabilities                                      202,979           212,800
Current maturities of long-term debt                               631             1,857
                                                            ----------        ----------
TOTAL CURRENT LIABILITIES                                      468,392           440,997
Long-term debt                                                 263,980           256,707
Postretirement benefits other than pensions                    122,298           122,272
Other liabilities                                               45,218            46,421

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 27,982,520 and 28,064,981 shares,
  respectively (after deducting 6,298,326 and 6,215,865
  shares, respectively, in treasury)                           139,913           140,325
Additional paid-in capital                                      46,370            41,288
Retained earnings                                              430,991           366,676
Accumulated other comprehensive income -
  currency translation adjustments                             (38,469)          (38,090)
                                                            ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                     578,805           510,199
                                                            ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,478,693        $1,376,596
                                                            ==========        ==========

The Notes to Financial Statements are an integral part of this statement.


[CAPTION]
CONDENSED STATEMENT OF INCOME
Aeroquip-Vickers, Inc.
(In thousands, except per share data)
(Unaudited)

                                          Three Months Ended         Nine Months Ended
                                             September 30               September 30
                                       ------------------------   ------------------------
                                          1998         1997          1998         1997
                                       ----------   ----------    ----------   ----------
Net sales                              $  508,974   $  494,777    $1,630,343   $1,589,481
Cost of products sold                     385,153      360,371     1,210,715    1,175,563
                                       ----------   ----------    ----------   ----------

MANUFACTURING INCOME                      123,821      134,406       419,628      413,918
Selling and general administrative
  expenses                                 64,263       63,271       200,457      197,245
Engineering, research and development
  expenses                                 17,225       18,050        54,004       53,312
Special charge                                 --           --            --       30,000
                                       ----------   ----------    ----------   ----------

OPERATING INCOME                           42,333       53,085       165,167      133,361
Interest expense                           (6,272)      (6,245)      (20,126)     (20,610)
Other expense - net                          (930)      (3,136)       (8,396)     (11,523)
                                       ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                 35,131       43,704       136,645      101,228
Income taxes                               11,200       13,600        43,700       31,800
                                       ----------   ----------    ----------   ----------
NET INCOME                             $   23,931   $   30,104    $   92,945   $   69,428
                                       ==========   ==========    ==========   ==========

NET INCOME PER SHARE
  Basic                                $      .85   $     1.07    $     3.30   $     2.48
  Diluted                                     .85         1.05          3.28         2.41
                                       ==========   ==========    ==========   ==========

Cash dividends per share               $      .22   $      .20    $      .66   $      .60
                                       ==========   ==========    ==========   ==========



The Notes to Financial Statements are an integral part of this statement.


CONDENSED STATEMENT OF CASH FLOWS
Aeroquip-Vickers, Inc.
(In thousands)
(Unaudited)
                                                               Nine Months Ended
                                                                  September 30
                                                            ------------------------
                                                             1998              1997
                                                            ------            ------
OPERATING ACTIVITIES
Net income                                                 $ 92,945          $ 69,428
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                 52,268            49,504
Amortization                                                  6,559             4,555
Special charge                                                    -            30,000
Changes in certain components of working
capital other than debt                                     (12,879)          (30,852)
Other                                                       (19,881)          (20,089)
                                                           --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   119,012           102,546

INVESTING ACTIVITIES
Capital expenditures                                       (109,440)          (89,899)
Businesses acquired                                         (23,544)                -
Sale of businesses                                                -            33,158
Other                                                         2,022               737
                                                           --------          --------

NET CASH USED BY INVESTING ACTIVITIES                      (130,962)          (56,004)

FINANCING ACTIVITIES
Net increase (decrease) in short- and long-term debt         42,060           (25,165)
Cash dividends                                              (18,600)          (16,833)
Purchase of common stock                                    (11,403)          (12,209)
Stock issuance under stock plans                              6,047            16,442
Other                                                          (680)             (860)
                                                           --------          --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             17,424           (38,625)
Effect of exchange rate changes on cash and
cash equivalents                                                278              (739)
                                                           --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                         5,752             7,178

Cash and cash equivalents at beginning of period             18,736            23,934
                                                           --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 24,488          $ 31,112
                                                           ========          ========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
Aeroquip-Vickers, Inc.
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements for the interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods included herein have been made. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these financial statements be read in conjunction with the audited 1997 financial statements and notes thereto included in Aeroquip-Vickers, Inc.'s most recent annual report.

Note 2 - Redemption of Debt

In December 1997, the Company called its 9.55% senior sinking fund debentures in the principal amount of $42 million for redemption on February 3, 1998. The pretax loss from redemption of the 9.55% senior sinking fund debentures amounting to $2.5 million was recognized in Other expense - net in the 1998 first quarter. In June 1997, the Company called its 6% convertible subordinated debentures in the principal amount of $100 million for redemption. The 6% convertible debentures, which were due to mature on October 15, 2002, were convertible into common shares of the Company at a conversion price of $52.50 per share.

Note 3 - Accounting Pronouncements

In the 1998 first quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that comprehensive income, which is the total of net income and other comprehensive income, be reported in the financial statements.
Other comprehensive income consists of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that had previously been recognized in other comprehensive income are to be reclassified to net income in the period realized. Historically, the Company's only component of other comprehensive income has been foreign currency items. On an annual basis, disclosure of comprehensive income will be incorporated into the Statement of Shareholders' Equity. Since this statement is not presented on a quarterly basis, following are details of comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997:

<CAPTIION>
                                     Three Months Ended        Nine Months Ended
                                        September 30              September 30
                                      1998          1997       1998        1997
Net income                       $  23,931      $  30,104   $  92,945   $  69,428
Other comprehensive income
  (loss) - currency translation
  adjustments during the period      2,029         (8,459)       (252)    (17,791)
  Reclassification of realized
  amounts to net income                 --             --        (127)      2,133
                                 ---------      ---------   ---------   ---------
Comprehensive income             $  25,960      $  21,645   $  92,566   $  53,770
                                 =========      =========   =========   =========

Aeroquip-Vickers, Inc.
(Unaudited)


The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, and has not determined when it will adopt the Statement or the impact it will have on the Company's results upon adoption.

Note 4 - Special Charge

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.62 for the 1997 nine-month period [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result, the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million (approximately $11.5 million in the 1997 third quarter and $59.8 million in the nine-month period ended September 30, 1997).

Note 5 - Income Taxes

The effective income tax rate for the 1998 third quarter and nine-month period was 32%. The income tax provision for the nine-month period ended September 30, 1997, included a credit of $11.5 million related to the special charge for costs to exit the automotive interior plastics business. In the 1997 third quarter, the estimated annual effective income tax rate exclusive of this item was reduced from 34%, as reported through the 1997 second quarter, to 33%.
The rate reduction was primarily attributable to lower effective income tax rates on non-U.S. income, including the effect of a statutory rate reduction in the United Kingdom.

Aeroquip-Vickers, Inc.
(Unaudited)


Note 6 - Net Income per Share

Following is a reconciliation of income and average shares for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):
                                      Three Months Ended  Nine Months Ended
                                         September 30       September 30
                                        1998       1997      1998      1997
------                                 ------     ------    ------
Basic Net Income per Share
--------------------------
Net income                             $ 23,931  $ 30,104  $ 92,945  $ 69,428
                                       ========  ========  ========  ========

Average common shares outstanding        28,166    28,153    28,160    28,026
                                       ========  ========  ========  ========

Basic Net Income per Share             $    .85  $   1.07  $   3.30  $   2.48
                                       ========  ========  ========  ========

Diluted Net Income per Share
----------------------------
Net income                             $  23,931 $ 30,104  $ 92,945  $ 69,428
After-tax equivalent of interest
  expense on 6% convertible debentures        --      332        --     2,192
                                       --------- --------  --------  --------
Income for purposes of computing
  diluted net income per share         $  23,931 $ 30,436  $ 92,945  $ 71,620
                                       ========= ========  ========  ========

Average common shares outstanding         28,166   28,153    28,160    28,026
Dilutive stock options                       136      255       211       200
Assumed conversion of 6% convertible
  debentures                                  --      628        --     1,479
                                       --------- --------  --------  --------
Average common shares for purposes
  of computing diluted net income
  per share                               28,302   29,036    28,371    29,705
                                       ========= ========  ========  ========

Diluted Net Income per Share           $     .85 $   1.05  $   3.28  $   2.41
                                       ========= ========  ========  ========


The 6% convertible debentures were redeemed in July 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW AND ANALYSIS OF OPERATIONS

Analysis of Operations

Third Quarter 1998 Compared with Third Quarter 1997

The following data provide highlights for the 1998 third quarter compared with the 1997 third quarter.

                                                                          Percent
(dollars in thousands,                      Third Quarter       Increaseexcept per share dat
a)                                               1998                       1997
(Decrease)
CONSOLIDATED
Net sales                                $  508,974    $  494,777            2.9%
Manufacturing income                        123,821       134,406           (7.9)
Manufacturing margin (%)                       24.3          27.2
Operating income                             42,333              53,085       (20.3)
Operating margin (%)                            8.3              10.7
Net income                                   23,931                  30,104   (20.5)
Net income per share
  Basic                                         .85              1.07         (20.6)
  Diluted                                       .85              1.05         (19.0)

INDUSTRIAL
Net sales                                   275,476       278,131           (1.0)
Operating income                             12,840        28,468          (54.9)
Operating margin (%)                            4.7          10.2
Order intake                                279,616       285,019           (1.9)
Order backlog at September 30               209,006       216,689           (3.5)

AUTOMOTIVE
Net sales                                   100,322        97,416            3.0
Operating income                             10,208              10,189      0.2
Operating margin (%)                           10.2                         10.5

AEROSPACE
Net sales                                   133,176       119,230           11.7
Operating income                             25,860        20,845           24.1
Operating margin (%)                           19.4          17.5
Order intake                                142,246       147,198           (3.4)
Order backlog at September 30               406,158       391,445            3.8


Consolidated net sales for the 1998 third quarter increased $14.2 million, or 2.9%, over the 1997 third quarter. Sales for the automotive and aerospace segments increased 3% and 11.7%, respectively, but sales for the industrial segment declined 1% from the 1997 third quarter. U.S. sales increased $10.3 million, or 3.2%, and non-U.S. sales increased $3.9 million, or 2.2%. Sales generated by companies acquired in 1998, which were principally outside the U.S., amounted to $9 million for the quarter. Changes in currency exchange rates lowered non-U.S. sales approximately $1 million.

Third-quarter 1998 industrial segment sales were $2.7 million, or 1%, lower than in the 1997 third quarter. Third-quarter sales in the Asia-Pacific region declined $8 million, or 33.2%, and sales in Brazil declined nearly $1 million. These declines were partially offset by higher U.S. industrial sales of $1.7 million, or .9%, and higher sales in Europe of $4.6 million, or 8.1%. The sales decline in the Asia-Pacific region was principally the result of the economic downturn in the region, but was also due partly to changes in exchange rates. Industrial order intake declined $5.4 million, or 1.9%, from the 1997 third quarter, due to lower order intake in Brazil and the Asia-Pacific region. Order backlog at September 30, 1998, was $7.7 million, or 3.5%, lower than at September 30, 1997. Higher backlog in Europe was more than offset by declines in the U.S. and the Asia-Pacific region.

Automotive segment sales were $2.9 million, or 3%, higher than in the 1997 third quarter. During 1997, the Company sold or closed eight automotive interior plastics facilities that had third-quarter 1997 sales of $11.5 million. After adjusting to exclude sales originating from those facilities, third-quarter 1998 U.S. and non-U.S. sales were $.5 million and $13.9 million higher, respectively, than in the 1997 third quarter. $2.9 million of the 1998 third-quarter non-U.S. sales growth was due to a company acquired in 1998. The growth in non-U.S. automotive sales reflects continued strong demand in Europe for fluid connectors for use in automotive air conditioning and power steering applications.

Third-quarter 1998 aerospace segment sales increased $13.9 million, or 11.7%, over the 1997 third quarter. Sales were up 10.6% in the U.S. and 19% in Europe. The 1998 third-quarter sales reflected increases over the 1997 third quarter in sales for commercial and military OEM applications and commercial aftermarket applications. Third-quarter 1998 aerospace order intake declined $5 million from the 1997 third quarter, but order backlog at September 30, 1998, was $14.7 million, or 3.8%, higher than at September 30, 1997.

Consolidated manufacturing income declined $10.6 million, or 7.9%, from the 1997 third quarter, and manufacturing margin declined from 27.2% to 24.3%.
The decline was wholly attributable to the industrial segment where manufacturing income declined $16.1 million from the comparable 1997 period, and manufacturing margin declined more than 5 percentage points. Among other things, the decline in industrial earnings was attributable to continued sales volume erosion in the Asia-Pacific region due to the economic downturn, changes in sales mix resulting in a decline in higher-margin business, start-up costs associated with a new pump manufacturing facility, and severance and related work force reduction costs. Manufacturing income for the automotive segment increased slightly over the prior year, and manufacturing margin remained steady. Manufacturing income for the aerospace segment increased nearly 13%, along with a slight improvement in manufacturing margin.

Selling and general administrative and engineering, research and development expenses were slightly higher than in the 1997 third quarter. As a percent of sales, these costs declined from 16.4% to 16%. Costs related to companies acquired during the year were nearly offset by reductions in the industrial segment, where costs were pared corresponding to declining margins.

Interest expense of $6.3 million in the 1998 third quarter was nearly the same as in the 1997 third quarter. Average debt levels were slightly higher in the 1998 third quarter, but the effect of the higher debt levels was offset by lower interest rates. Certain debt obligations, principally the Company's 7.95% notes in the amount of $75 million that were repaid in 1997 and the 9.55% sinking fund debentures in the amount of $42 million that were repaid in the 1998 first quarter, were replaced with debt bearing lower interest rates.

Other expense - net was $2.2 million lower in the 1998 third quarter, principally due to lower foreign exchange losses, reduced minority interest adjustments and lower corporate-owned life insurance costs.

Net income for the 1998 third quarter amounted to $23.9 million, or diluted net income per share of $.85, compared with 1997 third-quarter net income of $30.1 million, or diluted net income per share of $1.05. The effective income tax rate for the 1998 third quarter was 32%. In the 1997 third quarter, the estimated annual effective income tax rate was reduced from 34% to 33%, resulting in a third-quarter income tax rate of 31%. The rate reduction was primarily attributable to lower effective income tax rates on non-U.S. income, including the effect of a statutory rate reduction in the United Kingdom. The change in the effective income tax rate increased 1997 third-quarter net income by $1.3 million, or $.05 per share.

Nine Months 1998 Compared with Nine Months 1997

The following data provide highlights for the 1998 first nine months compared with the first nine months of 1997.


                                                                 Nine Months Ended
                                                                  Percent
(dollars in thousands,                     September 30                   Increase
except per share data)                     1998           1997           (Decrease)
CONSOLIDATED
Net sales                                $1,630,343    $1,589,481            2.6%
Manufacturing income                        419,628       413,918            1.4
Manufacturing margin (%)                       25.7          26.0
Operating income                            165,167               133,361  (a) 1.1(b)
Operating margin (%)                           10.1              10.3      (b)
Net income                                   92,945                  69,428(a) 5.7(b)
Net income per share
  Basic                                        3.30              2.48      (a)5.1(b)
  Diluted                                      3.28              2.41      (a) 8.3(b)

INDUSTRIAL
Net sales                                   909,219       887,425            2.5
Operating income                             73,067        85,662          (14.7)
Operating margin (%)                            8.0           9.7
Order intake                                904,759       923,361           (2.0)

AUTOMOTIVE
Net sales                                   310,291       342,624           (9.4)
Operating income                             34,728              4,819     (a)(.3)(b)
Operating margin (%)                           11.2             10.2(b)

AEROSPACE
Net sales                                   410,832       359,432           14.3
Operating income                             76,286        61,105           24.8
Operating margin (%)                           18.6          17.0
Order intake                                436,655       414,701            5.3

(a) After deducting a special charge of $30 million ($18.5 million net, or basic and diluted net income per share of $.66 and $.62, respectively).
(b) Before deducting a special charge of $30 million ($18.5 million net, or basic and diluted net income per share of $.66 and $.62, respectively).

Consolidated net sales for the first nine months of 1998 increased $40.9 million, or 2.6%, over the comparable 1997 period. Sales for the industrial and aerospace segments increased 2.5% and 14.3%, respectively. Automotive sales declined 9.4% from the first nine months of 1997, primarily due to the sale or closure of the Company's interior plastics facilities during 1997 that had sales during the first nine months amounting to $59.8 million. U.S. sales increased $48.7 million, or 4.8%, but non-U.S. sales declined $7.8 million, or 1.4%. Sales generated by companies acquired in 1998, which were principally outside the U.S., amounted to $20.4 million. Changes in currency exchange rates lowered non-U.S. sales more than $21 million.

Industrial sales for the first nine months of 1998 increased $21.8 million, or 2.5%, over sales during the comparable 1997 period. U.S. industrial sales increased $30.3 million, or 5.1%, and sales in Europe increased $11.2 million, or 5.9%. Sales in Brazil were down nearly $1 million and sales in the Asia-Pacific region were down $18.6 million, or 25.3%. More than half of the sales decline for the Asia-Pacific region was due to changes in exchange rates. Industrial order intake declined $18.6 million, or 2%, from the 1997 nine-month period due to significantly lower order intake in Brazil and the Asia-Pacific region.

Automotive sales declined $32.3 million, or 9.4%, from the 1997 first nine-month period. Sales for the first nine months of 1997 from facilities that were sold or closed in 1997 amounted to $59.8 million. After adjusting to exclude sales originating from those facilities, U.S. sales for the first nine months of 1998 were down $.5 million from the prior year, but non-U.S. sales were up $27.9 million, or 14.2%. The non-U.S. sales increase included the adverse effects of changes in currency exchange rates amounting to more than $6 million.

Aerospace segment sales grew $51.4 million, or 14.3%, over the comparable 1997 period. Sales were up 15.6% in the U.S. and 6.6% in Europe, reflecting increases in sales for commercial and military OEM applications and commercial aftermarket applications. Aerospace order intake increased $22 million, or 5.3%, from the 1997 nine-month period, with growth in both U.S. and European orders.

Consolidated manufacturing income increased $5.7 million, or 1.4%, over the comparable 1997 period. Consolidated manufacturing margin, however, declined to 25.7% from 26% due to weakening performance in the industrial segment. Manufacturing income for the industrial segment declined 4.3% and manufacturing margin slipped 1.7 percentage points. The industrial segment's performance weakened because of, among other things, the effects of the economic downturn in the Asia-Pacific region, resulting in lower sales and higher costs in that region; a change in sales mix resulting in a decline in higher margin business; start-up costs associated with a new pump manufacturing facility in the U.S; and severance and related work force reduction costs. Manufacturing income for the automotive segment declined slightly from the prior year, but manufacturing margin improved 1.4 percentage points. Manufacturing income for the aerospace segment increased nearly 15%, with a slight improvement in manufacturing margin.

Selling and general administrative and engineering, research and development expenses were $3.9 million, or 1.6%, higher than in the comparable 1997 nine-month period. Higher costs in the Asia-Pacific region during the first half of the year and additional costs associated with companies acquired in 1998 contributed to an overall increase, while disposition of the interior plastics business in 1997 contributed to a reduction of such costs within the automotive segment.

In the 1997 first quarter, the Company announced plans to exit its automotive interior plastics business and recorded a special charge of $30 million ($18.5 million net, or diluted net income per share of $.62 for the 1997 nine-month period [$.63 for the year]), comprised principally of severance, lease termination and asset disposition costs. As a result the Company sold or closed eight facilities during 1997 that had combined 1997 sales of approximately $67 million ($59.8 million in the nine-month period ended September 30, 1997).

Interest expense for the 1998 nine-month period was $.5 million lower than in 1997, primarily due to lower average interest rates in the first nine months of 1998. Other expense - net for the first nine months of 1998 included a loss of $2.5 million resulting from the first-quarter redemption of the Company's 9.55% sinking fund debentures. Other expense - net for 1998 also included lower foreign exchange losses, minority interest adjustments and corporate-owned life insurance costs than in 1997.

Net income for the 1998 nine-month period amounted to $92.9 million, or diluted net income per share of $3.28, which compares with income for the 1997 nine-month period of $87.9 million, or $3.03 per share, before deducting the special charge to exit the automotive interior plastics business. Net income per share for 1998 included a charge of $.05 per share for redemption of the 9.55% debentures. Net income for the 1997 first nine months, after deducting the special charge of $18.5 million net of tax, or $.62 per share for the nine-month period, was $69.4 million, or diluted net income per share of $2.41.
The effective income tax rate for the 1998 nine-month period was 32%, compared with 33% for the 1997 nine-month period exclusive of the special charge.

Liquidity and Capital Resources
Cash provided by operating activities for the first nine months of 1998 amounted to $119 million, compared with $102.5 million for the comparable 1997 period. Working capital requirements in the first nine months of 1998 amounted to $12.9 million and included $3.2 million for growth in inventories and $15.5 million to reduce payables and accruals. These cash requirements were partially offset by the effect of an increase in the liability for income taxes. Working capital requirements during the first nine months of 1997 totaled $30.9 million and included $29.8 million to finance a higher level of receivables and $30.5 million for growth in inventories. These cash requirements in 1997 were partially offset by the effects of increases in payables, accruals and taxes.

Capital expenditures during the first nine months of 1998 totaled $109.4 million compared with $89.9 million in the first nine months of 1997. In addition, the Company spent $23.5 million during 1998 to acquire four businesses in the industrial segment and a business in the automotive segment. In the first nine months of 1997, the Company received $33.2 million from sales of certain of its automotive interior plastics facilities.

During the first nine months of 1998, the Company purchased 275,500 shares of its common stock at a cost of $11.4 million. As of September 30, 1998, $69.5 million of additional common stock may be purchased under the current Board of Directors' authorization. The Company may make further purchases during 1998, but is not committed to purchase a specific number of shares.

Dividend payments in 1998 were $.22 per share in each of the first three quarters, totaling $18.6 million for the nine-month period. Dividends declared for the 1998 fourth quarter to be paid in December were $.22 per share. The debt-to-capitalization ratio (debt divided by debt plus equity) was 40.1% at September 30, 1998, compared with 40.2% at December 31, 1997.

In the 1998 first quarter, the Company retired its 9.55% senior sinking fund debentures in the amount of $42 million. Additional borrowings under the Company's Medium Term Note program and short-term debt were used to redeem the debentures and to meet other funding requirements. The remaining borrowing capacity at September 30, 1998, under provisions of current shelf registration statements for the Medium Term Note program, was $200 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at September 30, 1998, was $96.7 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements including debt obligations maturing in the near term and planned capital expenditures.

Other
The Company is currently evaluating its segment disclosures and will adopt Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the 1998 fourth quarter. This Statement requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, and does not presently expect that adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is continuing its efforts to assess and remediate problems caused by the inability of certain of its information systems to properly process transactions using dates in the Year 2000 and beyond, or to operate at the turn of the century. During the 1998 first quarter, the Company completed an inventory and identification of its mission critical information systems relative to Year 2000 related deficiencies. Each operating unit of the Company is now engaged in the remediation of its year 2000 issues.

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

During the 1998 third quarter, the Company engaged an independent consultant to conduct a review of the Year 2000 program office and gauge operating unit progress to date on Year 2000 related issues. The independent consultant reported to the Company's senior management and board of directors that the Year 2000 program office management is sound and that the Company is managing Year 2000 projects to plan.

The Company will commence testing of its mission critical systems for Year 2000 compliance in the 1998 fourth quarter. The independent consultant is now assisting the Company in the preparation of the test plans and will provide oversight and guidance during the testing process. Following the successful conclusion of the Year 2000 compliance testing, the Year 2000 program office and the independent consultant will report the test results to the Company senior management and the board of directors. Year 2000 compliance testing is expected to conclude in the 1999 second quarter.

The Company is also testing its embedded systems used in the manufacture and distribution of its products for Year 2000 compliance to avert any disruption in the supply of product to its customers. All remediation efforts and audits for the embedded systems are targeted to be completed in the 1999 third quarter. The Company has recently concluded testing of its microprocessor based product line and has certified its Year 2000 compliance to the customer base.

In order to assure continuous flow of products to end customers, the Company has surveyed and is now assessing Year 2000 readiness on the part of the Company's supply chain. The majority of suppliers responding to the Company's initial survey indicated that they were in the process of implementing their own Year 2000 compliance programs. As a result of the preliminary nature of the initial survey results, the Company is planning a supplemental survey and plans to conduct on-site assessments of its critical suppliers. Based upon the outcome of the Company's final assessment of its external supply chain components, any business process or systems contingency plan will be developed and implemented accordingly.

The Company is responding to Year 2000 inquiries from customers and financial institutions. The Company will conduct on-site assessments of selected independent distributors during the first half of 1999. The Company is also preparing for Year 2000 on-site assessments conducted by major OEM customers and industry groups. These assessments are expected during the latter part of 1998 and early 1999.

From a cost perspective, the Company has budgeted the necessary funds to address Year 2000 related projects. The Company believes that the incremental cost of Year 2000 compliance activities is not material due to its extensive use of packaged software which is now date compliant or can be made compliant by installing vendor-supplied updates.

The Company anticipates that its mission critical systems will be Year 2000 compliant by the end of the 1999 third quarter. Failure to reach this anticipated goal, however, could have a material effect on the Company's business, results of operations or financial condition. Risk factors which may affect the Company's ability to meet its Year 2000 project plan and the ability of the Company's information systems to operate properly into the next century include, but are not limited to, the availability and adequacy of date compliant software from vendors and the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing. In addition, the Company cannot predict the outcome of the Year 2000 assessment of its supply chain or the ability of its customers to achieve Year 2000 compliance by the end of 1999 nor the impact of either on the future operating results of the Company.

Portions of this report, which are not historical in nature, are forward-looking statements. The forward-looking statements made in this report, as well as all other forward-looking statements or information provided by the Company or its officers and employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of the Company are based on, among other things, the performance of the domestic and international economies and the industrial, aerospace and automotive industries in which Aeroquip-Vickers does business. These statements should be considered in light of risks and uncertainties and other factors which may affect the Company's actual performance including its ability to continually improve margins by achieving anticipated cost reductions in manufacturing processes, to consistently win new business in each of its industries by delivering quality products and maintaining competitive pricing and to successfully implement its growth strategies.


PART II - OTHER INFORMATION
Aeroquip-Vickers, Inc.

Item 1. A Vickers motor pump, which is a component of the hydraulic systems provided by Aerospatiale for Airbus Industries for use in the A330/340 aircraft, was involved in two separate fires which occurred on aircraft during ground maintenance and cargo unloading procedures. No personal injuries occurred, and Aerospatiale and Airbus Industries indicate that steps have been taken to prevent further incidents.
         The panel of experts which was appointed to investigate and report on the cause of the fires, related technical issues and damages has issued a preliminary draft report to the parties and to the French court. When finalized, the report of the panel will be of an advisory nature and is not legally binding, but would serve as evidence of the facts in the event that claims are subsequently made on the merits. In its preliminary draft report, the panel expresses its belief that the Aerospatiale/Airbus system design, the Air Malaysia maintenance practices and the Vickers pump design were all causes of the incidents. The purpose of the report is to provide the parties opportunity for additional comment and the presentation of additional evidence in anticipation of the issuance of the final report. Vickers has undertaken to comment on the draft report and plans to present additional evidence to the panel in the near future.

         No claims for recovery of damages have been made at this time. Evidence was presented to the panel through which Airbus and Aerospatiale allege that the property damage to the aircraft involved is in excess of $45 million. Based upon the evidence presented supporting potential airline claims against Airbus, the alleged cost of retrofitting other A330/340 aircraft cannot exceed $23 million. Any property damage claims which might ultimately be brought against Vickers as a result of the fires would be covered by Vickers' aviation insurance. Vickers denies responsibility for any damages and will vigorously defend its position. The proceedings, including the draft report, are very preliminary and, accordingly, it is impossible for Vickers to assess its exposure at this time. Vickers has been advised that it may take an additional year for the panel to finalize its report.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  The following exhibit is filed hereunder as part of Part I:

        Exhibit (12)    Statement re:  Computation of Ratios

                        The following exhibit is filed as part of Part II:

                          Exhibit (27)                Financial Data Schedule

 (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Aeroquip-Vickers, Inc.



                                    By  /S/ DARRYL F. ALLEN
                                        --------------------------------------
November 6, 1998                        Darryl F. Allen
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By  /S/ DAVID M. RISLEY
                                        --------------------------------------
November 6, 1998                        David M. Risley
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

_______________________________
1