Form 10-Q/A
period 1998-09-30
AEROQUIP-VICKERS INC
filed 1998-11-12
CIK 59198

1


                                 FORM 10-Q/A

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






             This document, including exhibits, contains 5 pages.

                   The Exhibit Index is located on page 4.

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





                                    Aeroquip-Vickers, Inc.



                                    By  /S/ DARRYL F. ALLEN
                                        --------------------------------------
November 12, 1998                       Darryl F. Allen
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                    By  /S/ DAVID M. RISLEY
                                        --------------------------------------
November 12, 1998                       David M. Risley
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                      -3-

_______________________________
1