Form 10-K
period 1998-12-31
AEROQUIP-VICKERS INC
filed 1999-03-26
CIK 59198

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission File No. 1-924

                             AEROQUIP-VICKERS, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                               34-4288310
  -----------------                                     ------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

      3000 STRAYER, MAUMEE, OHIO                            43537-0050
-----------------------------------                     ------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code: (419) 867-2200
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                            WHICH REGISTERED
  -------------------------                     ------------------------
Common Shares, $5.00 Par Value                  Frankfurt Stock Exchange
                                                Chicago Stock Exchange
                                                New York Stock Exchange
                                                Pacific Exchange, Inc.
                                                The Stock Exchange (London)


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

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

The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 5, 1999, was $1,573,268,645.

The number of Common Shares, $5 Par Value, outstanding as of March 5, 1999, was 27,638,225.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.









              This document, including exhibits, contains 85 pages.

                       The cover page consists of 2 pages.

                  The Exhibit Index is located at pages 66-68.

                               [End of cover page]

                                     PART I
                                     ------

ITEM 1.  Business.
-------

(a) Aeroquip-Vickers, Inc. ("Aeroquip-Vickers") is a world leader in the manufacture and distribution of engineered components and systems, sold through its operating companies, Aeroquip Corporation ("Aeroquip") and Vickers, Incorporated ("Vickers"), to the industrial, automotive and aerospace markets.

On February 1, 1999, Eaton Corporation and Aeroquip-Vickers, Inc. announced that the companies had entered into an "Agreement and Plan of Merger" whereby Eaton Corporation would acquire all of the outstanding shares of Aeroquip-Vickers, Inc. for $58 per share in cash. The Boards of Directors of both companies have approved the transaction, which is subject to normal closing conditions and the approval of Aeroquip-Vickers shareholders. A special shareholders' meeting has been called for April 8, 1999. The transaction is expected to be completed in mid-April 1999.

In 1998, Aeroquip-Vickers paid a quarterly dividend of $.22 per share, or $.88 per share for the year.

During 1998, the Company purchased 657,500 shares of the Company's outstanding common stock at a cost of $23.2 million. At December 31, 1998, $57.8 million of additional common stock was available for purchase under the current Board of Directors' authorization.

During 1998, the Company issued $65 million of medium-term notes with interest rates from 6.40% to 7.09% due at various dates from 2005 to 2018. Under provisions of the current shelf registration statement for the Medium-Term Note program, $185 million remains available for issuance.

On February 3, 1998, the Company redeemed its 9.55% senior sinking fund debentures. Proceeds from additional borrowings in 1998 under the Medium-Term Note program were used to redeem the debentures. The pretax loss from redemption of the debentures amounting to approximately $2.5 million was recognized in the 1998 first quarter.

On March 27, 1998, Vickers completed the acquisition of the assets of Precision Hydrostatics, Inc. and the stock of Wooster Hydrostatics, Inc. Precision is primarily an aftermarket supplier of remanufactured hydraulic products. Wooster is an aftermarket supplier of remanufactured hydraulic parts and products.

On April 7, 1998, Vickers completed the purchase of Hydrokraft GmbH. Hydrokraft manufactures high-pressure axial piston hydraulic pumps, motors and transmissions for applications in stationary industrial equipment, marine, mining, chemical processing, food processing and other markets.

On April 13, 1998, Aeroquip completed the acquisition of the assets of Aerotech South Africa (Pty) Ltd. in Johannesburg, South Africa. Aerotech South Africa supplies hose assemblies and fitting products to industrial and automotive customers.

On April 16, 1998, Virgis W. Colbert, Executive Vice President of Miller Brewing Company, was elected to the Board of Directors of Aeroquip-Vickers.

On May 11, 1998, Aeroquip completed the acquisition of Finimpresa S.r.l. and Comaco S.r.l. of Milan, Italy. Finimpresa manufactures and distributes valves and accessory products, and Comaco manufactures and distributes copper and flexible linesets. Both products serve the residential and commercial air conditioning and refrigeration markets. Finimpresa also manufactures and distributes hydronic heating valves.

On August 26, 1998, John H. Weber resigned as president of Vickers and executive vice president of Aeroquip-Vickers to accept a position in another industry.

On December 14, 1998, Vickers purchased all of the outstanding capital stock of M.C. Aerospace Corporation. M.C. Aerospace designs, develops and manufactures high-precision hydraulic and pneumatic components for military and commercial aircraft and military land vehicles. Its product lines include hydraulic and pneumatic valves, pumps, compressors and drives.

(b) Financial information about the industry segments can be found in the Company's financial statements at "Note 14 - Business Segments" on pages 40 to 43 herein.

(c) A description of the business done and intended to be done by Aeroquip-Vickers and its subsidiaries in each industry segment follows.

The Aeroquip segment designs, manufactures and distributes fluid connectors and plastic products. Fluid connectors include all pressure ranges of hose and hose assemblies; fittings, adapters, couplings and swivels; automotive air conditioning, power steering, and oil and transmission cooler components and assemblies; tube fittings and assemblies; refrigeration/air conditioning connectors; clamps and V-band couplings; fuel-handling products; noise-reduction products; chemical containment products; and electronic fluid system products. Aeroquip plastic products include molded, extruded and co-extruded plastic products. The Aeroquip segment serves original equipment and aftermarket customers in industrial markets located principally in the U.S., Europe, Asia-Pacific and Brazil; original equipment and aftermarket customers in aerospace and defense markets located principally in the U.S. and Europe; and automobile, light truck, sport utility and van manufacturers in automotive markets located principally in the U.S. and Europe.

Aeroquip's business is highly competitive in terms of price, quality and service. Aeroquip serves many customers in the industrial, automotive and aerospace markets. Due to the diversity of Aeroquip products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of Aeroquip's product lines.

Aeroquip is a preferred supplier to the world's automobile manufacturers. Aeroquip has significant market position worldwide for aerospace hose, fittings and quick-disconnect couplings. Aeroquip has significant market position worldwide for industrial hose, fittings, couplings and adapters. Approximately 26% of Aeroquip's 1998 sales were made to three automotive customers.

The order backlog for the Aeroquip industrial and aerospace businesses was $143.6 million as of December 31, 1998, compared to $130.8 million as of December 31, 1997. Approximately 85% of the December 31, 1998, backlog is expected to be filled in 1999.

Approximately 14% of Aeroquip's backlog at December 31, 1998, represents direct government contracts or subcontracts on government programs which are subject to termination at the election of the government. In the event any such contract was terminated, Aeroquip would be entitled to reimbursement for costs incurred according to a formula set forth in the affected contract.

The Vickers segment designs, manufactures and distributes power and motion control products. Vickers products include hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; open architecture machine controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; fuel pumps; electric motorpumps and generator packages; electrohydraulic and electromechanical actuators; sensors and monitoring devices; hydraulic and lubrication filtration; and fluid-evaluation products and services. The Vickers segment serves original equipment and aftermarket customers in industrial markets located principally in the U.S., Europe, Asia-Pacific and Brazil, and original equipment and aftermarket customers in aerospace and defense markets located principally in the U.S. and Europe.

Vickers' business is highly competitive in terms of price, quality and service. Vickers serves many customers in the industrial and aerospace markets. Due to the diversity of Vickers' products, there are a large number of competitors scattered across a wide variety of market segments, with no single competitor competing in each of Vickers' product lines.

Vickers has significant market position worldwide for hydraulic and electrohydraulic controls; piston and vane pumps and motors; hydraulic power packages; electronic controls, drives and motors; aerospace fixed- and variable-displacement hydraulic pumps; hydraulic motors and motor packages; and aerospace sensors and monitoring devices.

The order backlog for the Vickers business was $447.7 million as of December 31, 1998, compared to $481.2 million as of December 31, 1997. Approximately 90% of the December 31, 1998, backlog is expected to be filled in 1999.

Approximately 21% of Vickers' backlog at December 31, 1998, represents direct government contracts or subcontracts on government programs which are subject to termination at the election of the government. In the event any such contract was terminated, Vickers would be entitled to reimbursement for costs incurred according to a formula set forth in the affected contract.

Aeroquip-Vickers and its subsidiaries are generally not dependent upon any one source for raw materials or purchased components essential to their businesses, and it is anticipated that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

Aeroquip-Vickers owns or controls significant intellectual property, including a sizable portfolio of patents, copyrights, trademarks and trade secrets, and is involved in numerous licensing arrangements. Although Aeroquip-Vickers' intellectual property plays an important role in maintaining Aeroquip-Vickers' competitive position in the markets that it serves, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is of such value to Aeroquip-Vickers that the business of Aeroquip-Vickers would be materially affected by the expiration or termination thereof. Aeroquip-Vickers continues to apply for patent and trademark protection on its significant patentable developments in the United States and abroad.

Both the Aeroquip and Vickers names remain significant trademarks within the respective industry segments. In addition, Aeroquip-Vickers owns a number of trademarks, in the United States and abroad, applicable to certain of the Aeroquip-Vickers products.

Aeroquip-Vickers devotes engineering, research and development efforts to new products and improvement of existing products and production processes. During 1998, 1997 and 1996, Aeroquip-Vickers spent a total of $71.5 million, $72.2 million and $74.9 million, respectively, on these efforts.

Aeroquip-Vickers employed 15,168 persons at December 31, 1998.

(d) Financial information about foreign and U.S. sales and properties can be found in the Company's financial statements at "Note 14 - Business Segments" on pages 40 to 43 herein. As assessed by Aeroquip-Vickers, the risk attendant to non-U.S. operations, which is primarily in developed countries, is not significantly greater than that attendant to its U.S. operations.

ITEM 2.  Properties.

A description of Aeroquip-Vickers' principal properties follows. Except as otherwise indicated, all properties are owned by Aeroquip-Vickers or its subsidiaries.

Aeroquip-Vickers' executive offices (leased) are located in Maumee, Ohio.

AEROQUIP: Aeroquip has executive and administrative offices in Maumee (leased), Ohio. Aeroquip has technical and administrative offices in Ann Arbor (leased) and Mt. Clemens (leased), Michigan and Maumee (leased), Ohio; and manufacturing facilities throughout the United States and abroad, including plants in Mountain Home, Arkansas; Atlanta, Fitzgerald and Toccoa Georgia; New Haven, Indiana; Williamsport, Maryland; Jackson, Michigan; Forest City, Middlesex, Mooresville and Norwood, North Carolina; Fremont and Van Wert, Ohio; Gainesboro and Livingston, Tennessee; Wausau, Wisconsin; Guaratingueta, Brazil; Chambray-Les-Tours, and Serres-Castet (leased), France; Baden-Baden, Hann-Muenden and Wolfsburg (leased), Germany; Livorno and Milan (leased), Italy; Johannesburg (leased), South Africa; Alcala de Henares, Spain; and Brierley Hill, Cardiff and Lakeside (leased), United Kingdom.

Aeroquip also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

VICKERS: Vickers, Incorporated has executive and administrative offices in Maumee (leased), Ohio, and a technical center in Rochester Hills (leased), Michigan. Vickers has manufacturing facilities throughout the United States and abroad, including plants in Decatur, Alabama; Searcy, Arkansas; Los Angeles (2 locations, one leased), California; Carol Stream and Petersburg (leased), Illinois; Grand Rapids, Jackson and Lake Orion, Michigan; Jackson, Mississippi; Omaha, Nebraska; Hi-Nella, New Jersey; Lebanon (leased), South Lebanon and Wooster, Ohio; White City, Oregon; Glenolden, Pennsylvania; Charleston and Greenwood, South Carolina; Memphis, Tennessee; Sao Paulo, Brazil; Suzhou (leased), China; Goeppingen (leased) and Wehrheim (leased), Germany; Mumbai and Pune, India; Casella and Vignate (leased), Italy; and Bedford (leased), Bedhampton, Havant and Telford (leased), United Kingdom.

Vickers also owns or leases warehouse, assembly and distribution facilities and sales offices in the United States and abroad.

ITEM 3.  Legal Proceedings.

As previously reported, on March 26, 1992, the United States Environmental Protection Agency ("USEPA") issued an Administrative Order ("106 Order") under
Section 106 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to Aeroquip-Vickers' subsidiary, Aeroquip Corporation ("Aeroquip"), and five other Potentially Responsible Parties ("PRPs") relative to the San Fernando Valley Burbank Operable Unit ("BOU"), involving groundwater contamination. (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The 106 Order required the six PRPs to design and construct a water blending facility. Aeroquip's portion of the cost was 18.33% based on a cost-sharing agreement among the six PRPs, dated July 6, 1992. The final cost to Aeroquip for its share was approximately $950,000.

Also related to the BOU, on May 15, 1994, USEPA issued to Lockheed Corporation ("Lockheed"), Aeroquip and other PRPs a Special Notice of Liability under CERCLA for the remaining 18 years of operation and maintenance (O&M) costs associated with the blending facility, as well as the groundwater treatment facility constructed by Lockheed under its BOU Consent Decree with USEPA. The Special Notice of Liability also covered USEPA's past response costs. On April 26, 1994, Lockheed filed an action against Aeroquip and 105 other PRPs seeking contribution toward costs Lockheed incurred to construct the BOU groundwater treatment facility and related matters. In November 1995, a settlement agreement was entered into by Lockheed and most of the members of a joint defense group (the "Joint Defense Group"), including Aeroquip, to resolve this contribution action. The settlement agreement was to be effective upon the satisfaction of certain conditions, including the payment of $16 million by the Joint Defense Group and entry of a Second Consent Decree. Aeroquip's portion of the settlement was approximately $104,000. This amount reflects a credit to Aeroquip for its prior expenditures on the blending facility. The settlement was also intended to resolve Aeroquip's potential liability for the interim remedy at the Glendale Superfund site (see below); Aeroquip's potential liability for a toxic tort suit (known as the "Fournier" matter) brought against Lockheed; and the claims by other Joint Defense Group members against Aeroquip. The Second Consent Decree has been entered by the court, substantially resolving Aeroquip's alleged CERCLA liability at the BOU with respect to claims encompassed by the Second Consent Decree and the settlement agreement with Lockheed. Aeroquip and five other PRPs remain responsible for any future design defects in the blending facility; the PRPs also have potential liability with respect to the reopener provisions of the Second Consent Decree.

In December 1997, Aeroquip and over 50 other BOU PRPs were sued by over 2,800 plaintiffs in eight lawsuits pending in California state court (the "Abel consolidated cases"). The plaintiffs allege that hazardous and toxic waste dumped in the BOU leached into the groundwater and was released into the air causing bodily injury and property damage to the plaintiffs who were, for the most part, residents of the Burbank area. On May 15, 1998, the Abel consolidated cases were stayed as to Aeroquip and most of the defendants, other than Lockheed. Subsequent to imposition of the stay, plaintiffs agreed to settle with Aeroquip and a group of 22 other defendants. Aeroquip's share of this settlement is expected to be less than $100,000. If for some reason the settlement is not concluded and plaintiffs were to pursue their claims against Aeroquip, then Aeroquip intends to continue to deny any liability and vigorously defend itself in the litigation.

As previously reported, on November 13, 1992, the USEPA, Region IX, issued a General Notice of Liability letter to Aeroquip-Vickers' subsidiary Sterer Engineering and Manufacturing Company ("Sterer"). On December 31, 1994, Sterer was merged into Vickers, Incorporated ("Vickers"). (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The letter notified Vickers of potential liability, as defined by Section 107(a) of CERCLA, that it may incur with respect to the San Fernando Valley Glendale South Operable Unit, involving groundwater contamination. The USEPA issued its Record of Decision ("ROD") on June 18, 1993. Twenty-seven PRPs (the "PRP Group"), including Vickers, entered into an Administrative Order on Consent with the USEPA on March 21, 1994, to conduct the Remedial Design ("RD") of the interim remedy. The remedial design is complete at an approximate cost of $6 million. Vickers' portion of the RD costs was approximately 2.95%, based on an interim allocation agreement among the PRPs.

On November 26, 1996, the USEPA issued a Unilateral Administrative Order under
Section 106 of CERCLA to all PRPs, including Vickers, to conduct the pre-construction phase of the interim remedy. On September 30, 1997, USEPA issued another administrative order directing the PRPs, including Vickers, to carry out the interim remedial action work which includes construction and operation and maintenance (over a 12-year period) of water treatment facilities for the extraction and treatment of contaminated groundwater. The PRP Group is now implementing the interim remedy. The PRP Group has entered into an agreement to allocate the costs. Cost allocation between Lockheed and other PRPs was determined by a technical arbitration panel, and that decision has been confirmed by a California court. Lockheed has appealed the allocation decision, but is participating in the funding of the interim remedy. In December 1997, a final settlement agreement and mutual release was negotiated among the intra-Glendale PRPs. The estimate for the cost of the interim remedy is a net present value of $81 million. Vickers' share is 1.04% of the total interim remedy work, assuming the allocation between Lockheed and the

PRP group remains unchanged from the arbitration award. Vickers' allocated share of the interim remedy-related costs is estimated to be in the range of $840,000 and $1.1 million.

As previously reported, on July 31, 1992, the Maine Department of Environmental Protection issued an Administrative Enforcement Order to Aeroquip-Vickers and its wholly owned subsidiaries, Aeroquip Corporation ("Aeroquip") and Sterling Engineered Products Inc. ("Sterling"), as well as one other party, Pioneer Plastics Corporation ("Pioneer Plastics"), (collectively the "respondents"), pursuant to Title 38, section 1304(12) of the Maine Revised Statutes. (Reference is made to Part I, Item 3, of Aeroquip-Vickers' Annual Report on Form 10-K for the year ended December 31, 1994.) The Order, required the respondents to conduct a complete Phase II environmental assessment of alleged soil and groundwater contamination at a manufacturing site in Auburn, Maine, which was formerly owned by Sterling and is now owned by Pioneer Plastics. The Order further required the respondents to remediate any environmental contamination identified in the Phase II assessment. On May 5, 1993, a Compliance Order on Consent ("COC") was entered into by the State of Maine, Sterling and Pioneer Plastics. The COC replaces and revokes the Order issued July 31, 1992. The COC requires Sterling to conduct a site investigation and to develop and implement a remedial work plan. Sterling was merged into Aeroquip Corporation effective December 31, 1996. The cost to Aeroquip to conduct the COC site investigation, develop the remedial work plan and complete a feasibility study (the "Feasibility Study") is estimated to be approximately $2,000,000. Aeroquip's remediation costs are undetermined at this time because the Feasibility Study has not been completed.

On June 9, 1998, the Company became aware of an investigation at the Aeroquip automotive facility located in Fitzgerald, Georgia, by the U.S Environmental Protection Agency. The EPA is investigating alleged violations of the Clean Air Act from approximately 1993 to 1995. The agency's allegations include: the release of ozone depleting substances into the environment from refrigerant equipment; use of non-certified technicians to service and maintain such equipment; the performance of refrigerant maintenance without the proper recovery equipment; and providing false statements to the agency. On January 14, 1999, the U. S. Department of Justice notified Aeroquip and Aeroquip-Vickers that it was willing to enter into settlement negotiations to resolve these alleged civil violations by entry of a consent decree and payment of an undetermined civil penalty.

The Fitzgerald facility, which employs approximately 50 people, manufactures custom-engineered extruded plastic products. The plant, with 1998 sales of approximately $7 million, is located on 12 acres of land, with the building occupying approximately 80,000 square feet.

A Vickers motor pump, which is a component of the hydraulic systems provided by Aerospatiale for Airbus Industries for use in the A330/340 aircraft, was involved in two separate fires which occurred on aircraft during ground maintenance and cargo unloading procedures. No personal injuries occurred, and Aerospatiale and Airbus Industries indicate that steps have been taken to prevent further incidents. The panel of experts which was appointed to investigate and report on the cause of the fires, related technical issues and damages has issued a draft final report to the parties and to the French court. The report of the panel, when completed, will be of an advisory nature and is not legally binding, but would serve as evidence of the facts in the event that claims are subsequently made on the merits. In its draft final report, the panel expresses its belief that the Aerospatiale/Airbus system design, the Air Malaysia and Air Mauritius maintenance practices and the Vickers pump design were all causes of the incidents. Vickers will have an opportunity to comment on the draft final report and plans to present arguments to the panel in the near future. The last meeting of the panel to discuss technical issues has been scheduled for April 1999.

No claims for recovery of damages have been made at this time. Evidence was presented to the panel through which Airbus and Aerospatiale allege that the property damage to the aircraft involved is in excess of $45 million. Based upon the evidence presented supporting potential airline claims against Airbus, the alleged cost of retrofitting other A330/340 aircraft cannot exceed $23 million. Any property damage claims which might ultimately be brought against Vickers as a result of the fires would be covered by Vickers' aviation insurance. Vickers denies responsibility for any damages and will vigorously defend its position. Because the draft final report indicates that all parties share responsibility for the cause of the incidents, it is impossible for Vickers to determine at this time what portion of any damages awarded in the event of claim would be attributed to Vickers. The proceedings regarding determination of damages by the expert panel will continue into June 1999.

Aeroquip-Vickers and certain subsidiaries are defendants in various lawsuits. While the ultimate outcome of these lawsuits and the above matters cannot now be predicted, management is of the opinion, based on the facts now known to it, that the liability, if any, in these lawsuits (to the extent not provided for by insurance or otherwise) and the above matters will not have a material adverse effect upon Aeroquip-Vickers' consolidated financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                     PART II
                                     -------

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

STOCK EXCHANGES - Aeroquip-Vickers' common stock is traded on the New York, Chicago and Pacific Stock Exchanges, and on the London and Frankfurt Stock Exchanges. Our NYSE ticker symbol is ANV.

QUARTERLY COMMON STOCK INFORMATION - The following table sets forth, for the calendar quarter indicated, the high and low closing prices per Aeroquip-Vickers common share as reported by the New York Stock Exchange:

                                  1998                1997
                                  ----                ----
Quarter Ended               High        Low     High       Low

March 31                   $58.63      $44.94  $40.25     $33.50
June 30                     72.25       55.88   48.38      33.00
September 30                60.00       28.75   57.50      47.88
December 31                 38.50       22.81   55.81      47.31

STOCK OWNERSHIP - On March 5, 1999, there were 8,305 record holders of Aeroquip-Vickers' common stock. Although exact information is unavailable, Aeroquip-Vickers estimates there are approximately 9,000 additional beneficial owners, based upon the 1998 proxy solicitation.

DIVIDEND INFORMATION - Cash dividends have been paid without interruption on common stock since 1933. The payment of dividends is subject to restrictions described in Note 7 to the Company's financial statements on page 31 herein.

DIVIDEND PAYMENTS PER SHARE OF COMMON STOCK
-------------------------------------------
                           1998           1997
                           ----          ----
March                       $  .22       $  .20
June                           .22          .20
September                      .22          .20
December                       .22          .20
                            ------       ------
                            $  .88       $  .80
                            ======       ======

ITEM 6.  Selected Financial Data.
------

                    5-Year Summary of Selected Financial Data
                       Years Ended December 31 (1998-1994)

                  (Dollars in millions, except per share data)

                                     1998            1997           1996           1995         1994
                                     ----            ----           ----           ----         ----
Net sales                         $2,149.5        $2,112.3       $2,032.9        $1,884.0      $1,794.7
Income before cumulative
  effect of accounting change        100.3           100.9a         102.7b           94.9          65.9
Net income                            97.1           100.9          102.7            94.9          65.9
Income per share:
  Basic:

   Before cumulative
   effect of accounting change        3.58            3.60           3.62            3.29          2.29
   Net income                         3.46            3.60           3.62            3.29          2.29
  Diluted:
   Before cumulative
   effect of accounting change        3.56            3.51a          3.51b           3.20          2.26
   Net income                         3.44            3.51           3.51            3.20          2.26
Total assets                       1,458.8         1,376.6        1,289.5         1,224.2       1,001.0
Long-term debt                       278.3           256.7          257.7           302.4         234.9
Cash dividends per
  common share                         .88             .80            .80             .72           .68


(a) Includes a special charge of $30 million ($18.5 million net, or diluted net income per share of $.63) to exit the Company's automotive interior plastics business.

(b) Includes a combined net gain from sale of unconsolidated affiliates of $5 million (diluted net income per share of $.16) and a credit for settlement of claims for prior years' research and development tax credits of $4 million (diluted net income per share of $.13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted in the 1998 fourth quarter. Statement 131 requires that segment financial information be reported on a basis consistent with the Company's internal reporting used for evaluating segment performance and allocating resources. Accordingly, in the 1998 fourth quarter, the Company changed its business segments, which were previously based on markets served, from Industrial, Automotive and Aerospace to Aeroquip and Vickers. These segments reflect the way the Company is organized and managed and how performance is measured. The Company evaluates performance and allocates resources based on operating income before allocation of corporate costs. Corporate costs represent the total of corporate headquarters costs. Although Aeroquip and Vickers serve many of the same customers and markets, they are managed separately because of significantly different product technologies and manufacturing processes and the differing dynamics required to serve their customers. The discussion of prior years' operations has been restated to conform to the current year presentation. In order to provide additional information to better understand the Company's operations, separate tables showing sales and operating income by markets served are also included in this discussion. Each market served has distinct characteristics, including differing economic cycles, geographic potential, product life cycles and nature of competition.

1998 COMPARED WITH 1997

The following data provide highlights for the year 1998 compared with the year 1997.


(dollars in thousands,                   YEAR ENDED DECEMBER 31                      Percent
except per share data)               ----------------------------                    Increase
                                          1998                  1997                (Decrease)
                                       --------              ----------             ----------
CONSOLIDATED
Net sales                            $2,149,474           $2,112,293                   1.8%
Manufacturing income                    529,569              557,625                  (5.0)
Manufacturing margin                       24.6%                26.4%
Operating income                        186,380              191,640 (a)              (2.7)
Operating margin                            8.7%                 9.1%(a)
Income before cumulative effect
of accounting change                    100,337              100,853 (a)               (.5)
Net income                               97,054              100,853 (a)              (3.8)
Diluted income per share
before cumulative effect of
accounting change                          3.56                 3.51 (a)               1.4
Diluted net income per share               3.44                 3.51 (a)              (2.0)

AEROQUIP
Net sales                             1,071,608            1,065,188                    .6
Operating income                        124,295               89,458 (a)              38.9
Operating margin                           11.6%                 8.4%(a)

VICKERS
Net sales                             1,077,866            1,047,105                   2.9
Operating income                         90,407              132,599                 (31.8)
Operating margin                            8.4%                12.7%

(a) After deducting a special charge of $30 million, or $18.5 million net (diluted net income per share of $.63).

Consolidated net sales in 1998 of $2.15 billion were $37.2 million, or 1.8%, higher than in 1997. Sales for the Aeroquip and Vickers segments were .6% and 2.9% higher than in the prior year, respectively. U.S. sales were $37.9 million, or 2.8%, higher in 1998, while non-U.S. sales declined nearly $1 million. Sales generated by companies acquired in 1998 amounted to $31.7 million, and were principally outside the U.S., while sales for 1997 included $67 million from facilities that were sold or closed during 1997. Changes in currency exchange rates reduced non-U.S. sales, principally in the Asia-Pacific region, by nearly $17 million.

Aeroquip's sales for 1998 increased $6.4 million, or .6%, over 1997 to $1.07 billion. Aeroquip's sales in industrial markets increased 2.6% in 1998, with higher sales in the U.S. partially offset by declines in Europe and the Asia-Pacific region. Sales of U.S. mobile and stationary equipment, truck and bus, and residential air conditioning products improved over the prior year, but sales declined in most industrial markets served outside the U.S., except residential air conditioning and commercial refrigeration. Aeroquip acquired a small business in Italy during the 1998 second quarter that supplies components to European residential air conditioning and commercial refrigeration markets. Changes in currency exchange rates reduced Aeroquip's 1998 sales in industrial markets in Europe, Brazil and the Asia-Pacific region by nearly $5 million. Aeroquip's sales in automotive markets in 1998 declined $26.3 million, or 5.8%, from 1997 sales. During 1997, Aeroquip sold or closed eight facilities that had combined sales in 1997 of approximately $67 million. After adjusting to exclude sales originating from those facilities, Aeroquip's sales in U.S. automotive markets were nearly the same as in 1997, and sales in non-U.S. automotive markets were nearly 16% greater than in 1997. This growth in non-U.S. automotive sales included results from a company acquired during 1998. Aeroquip's sales in aerospace markets increased nearly 14% over 1997. Sales to commercial and military OEM and commercial aftermarket customers increased in 1998, but sales in the military aftermarket declined.

Vickers' sales for 1998 increased $30.8 million, or 2.9%, over 1997 to $1.08 billion. Vickers' sales in industrial markets declined 1% from 1997, as sharply higher sales in European markets were negated by declines in the U.S., Brazil and the Asia-Pacific region. Changes in currency exchange rates contributed to the decline in non-U.S. sales, most notably in the Asia-Pacific region. Fourth-quarter sales in all major U.S. industrial markets declined from 1997, particularly for agricultural and electronic machine control products, and led to full year declines in sales for U.S. stationary equipment and electronic machine control products. However, Vickers' sales for the year for U.S. agricultural, mobile equipment, and truck and bus products showed improvement over 1997. Vickers sales in aerospace markets, particularly in the U.S., increased substantially during 1998, leading to an overall increase of nearly 11.5% over the prior year. 1998 sales reflected strong increases over the prior year in sales to commercial OEM and aftermarket customers, and to military OEMs. Sales for military aftermarket applications declined approximately 5% from 1997's sales.

Consolidated manufacturing income fell $28.1 million, or 5%, from 1997. Manufacturing margin likewise declined from 26.4% to 24.6%. Manufacturing income for the Aeroquip segment improved over 1997, with a modest improvement in manufacturing margin. Both manufacturing income and margin for Aeroquip's industrial and aerospace products improved over 1997, and manufacturing margin for its automotive products also improved, but manufacturing income declined. Manufacturing income and margin for the Vickers segment declined significantly from 1997. A number of factors contributed to the decline in manufacturing income and margin for Vickers' industrial products, including the severe economic downturn in the Asia-Pacific region and the sharp decline in new orders, particularly during the last half of the year in the U.S. Manufacturing income for Vickers' operations in the Asia-Pacific region was $12.9 million lower in 1998 than in 1997. Losses associated with a new pump manufacturing facility in the U.S. amounted to $7.9 million, and incurred severance and related work force reduction costs charged to cost of products sold in the last quarter of the year amounted to $1.7 million. Manufacturing income for Vickers' aerospace products increased nearly 4% over 1997.

Operating income in 1998 amounting to $186.4 million was $5.3 million, or 2.7%, lower than in 1997. Before a special charge of $30 million in 1997 to dispose of Aeroquip's interior plastics facilities, as more fully discussed later, operating income declined $35.3 million, or nearly 16%, from 1997. Before the special charge, operating income in 1998 for the Aeroquip segment was $4.8 million, or 4%, higher than in 1997, but operating income for Vickers declined $42.2 million, or 31.8%, from 1997. Operating income includes selling and general administrative and engineering, research and development expenses (SGA&E) that were $7.2 million, or 2.1%, higher than in 1997. SGA&E costs associated with companies acquired in 1998 amounted to $5.6 million. In addition, higher costs amounting to nearly $1 million in the Asia-Pacific region during the first half of the year, and incurred severance and related work force reduction costs totaling $1.2 million in the last quarter of the year contributed to higher SGA&E costs in 1998. These higher SGA&E costs were partially offset by cost reductions totaling $3 million resulting from disposition of the interior plastics business.

The following tables provide net sales and operating income for the year 1998 compared with the year 1997 by markets served.



(dollars in thousands)               YEAR ENDED DECEMBER 31              Percent
                                  ----------------------------           Increase
                                     1998                1997           (DECREASE)
                                     ----                ----           ----------
Net sales
Industrial                       $1,174,157           $1,170,192            .3%
Automotive                          427,792              454,096          (5.8)
Aerospace                           547,525              488,005          12.2
                                 ----------           ----------
Consolidated net sales           $2,149,474           $2,112,293           1.8
                                 ==========           ==========

Operating income
Industrial                       $   68,707           $  110,697         (37.9)
Automotive                           47,009               20,007 (a)     135.0
Aerospace                            98,986               91,353           8.4
Unallocated corporate               (28,322)             (30,417)          6.9
                                 ----------           ----------
Consolidated operating income    $  186,380           $  191,640 (a)      (2.7)
                                 ==========           ==========

(a)  After deducting a special charge of $30 million.

The Company's combined sales in industrial markets increased $4 million, or .3%, over 1997. Despite the decline in sales and orders from agricultural customers that began in the third quarter and accelerated in the fourth quarter, full-year 1998 sales in U.S. industrial markets increased 1.8% over 1997, as U.S. sales for the year to agricultural, residential air conditioning, mobile equipment, and truck and bus customers improved over 1997. Higher sales in those markets were partially offset by declines in sales of stationary industrial machinery and electronic machine control products. Sales in European industrial markets increased 7% over 1997, with particular strength in sales of residential air conditioning and commercial refrigeration, and electronic machine control products. Sales of industrial products in the Asia-Pacific region and Brazil were 25% and 11.5% lower than in 1997, respectively, with a significant portion of the sales decline in both regions due to changes in currency exchange rates. Sales in automotive markets in 1998 declined 5.8% from 1997. During 1997, Aeroquip sold or closed eight facilities that had combined sales in 1997 of approximately $67 million. After adjusting to exclude sales originating from those facilities, sales in U.S. automotive markets were nearly the same as in 1997, and sales in non-U.S. automotive markets were nearly 16% greater than in 1997. Sales of aerospace products increased more than 12% over the prior year. In both the U.S. and Europe, the Company recognized increases in sales in all aerospace markets served except the military aftermarket, which declined approximately 6%.

Operating income for industrial declined $42 million, or 37.9%, from 1997. This significant reduction in operating income was attributable to a number of factors. Because of the severe economic downturn in the Asia-Pacific region, operating income for the industrial operations of Aeroquip and Vickers in that region was $14.7 million lower than in 1997. Operating losses, including SGA&E expenses, associated with a new pump manufacturing facility amounted to $9.3 million in 1998 and incurred severance and related work force reduction costs in the 1998 fourth quarter amounted to $4.5 million. In addition, the sharp decline in new orders in the U.S. for the Vickers segment, particularly during the last half of 1998, adversely affected industrial's operating income for 1998. Before deducting the special charge of $30 million in 1997 to dispose of Aeroquip's interior plastics facilities, operating income for automotive declined $3 million, or 6%, from the prior year. Relocation of certain manufacturing operations and related costs for new facilities in the U.S. during 1998 contributed to lower automotive earnings. Operating income for aerospace increased $7.6 million, or 8.4%, over 1997, principally due to the year-over-year increase in sales volume.

Charges to Other income (expense) - net were $4.5 million lower in 1998 than in 1997, primarily because exchange losses were $4.3 million lower in 1998. The loss from redemption of the Company's 9.55% senior sinking fund debentures in 1998 in the amount of $2.5 million and the loss from redemption of the Company's 6% convertible subordinated debentures in 1997 in the amount of $1.5 million were recorded in Other income (expense) -net.

The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in 1998 and recognized the cumulative effect of an accounting change of $4.8 million ($3.3 million after tax, or $.12 per share) to charge to income start-up costs for new facilities that had previously been deferred. Income before cumulative effect of accounting change in 1998 amounted to $100.3 million, or basic and diluted income per share of $3.58 and $3.56, respectively. These amounts compare with net income in 1997 of $100.9 million, or basic and diluted net income per share of $3.60 and $3.51, respectively. 1997 net income and net income per share included the special charge to exit Aeroquip's automotive interior plastics business amounting to $18.5 million net, or basic and diluted net income per share of $.66 and $.63, respectively. The effective income tax rate for 1998 before cumulative effect of accounting change was 32% and compares with 33% for 1997 exclusive of the special charge. The income tax provision included the benefit of utilization of operating loss carryforwards for which valuation allowances had previously been provided amounting to $1.2 million and $1.8 million in 1998 and 1997, respectively. Valuation allowances have been provided for deferred tax assets relating to deductible temporary differences and non-U.S. operating loss and foreign tax credit carryforwards where evidence did not exist to indicate that it was more likely than not that the associated deferred tax assets would be realized. Valuation allowances have generally been provided where future taxable earnings are not predictable and other tax planning strategies are not available.

1997 COMPARED WITH 1996

The following data provide highlights for the year 1997 compared with the year 1996.


(dollars in thousands,                      YEAR ENDED DECEMBER 31                Percent
except per share data)                  ----------------------------              Increase
                                            1997               1996             (DECREASE)
                                         ----------         ----------          ----------
CONSOLIDATED
Net sales                              $2,112,293           $2,032,915               3.9%
Manufacturing income                      557,625              512,179               8.9
Manufacturing margin                         26.4%                25.2%
Operating income                          191,640  (a)         176,575               8.5
Operating margin                              9.1% (a)             8.7%
Net income                                100,853  (a)         102,721 (b)          (1.8)
Diluted net income per share                 3.51  (a)            3.51 (b)

AEROQUIP

Net sales                               1,065,188            1,099,914              (3.2)
Operating income                           89,458  (a)          96,184              (7.0)
Operating margin                              8.4% (a)             8.7%

VICKERS

Net sales                               1,047,105              933,001              12.2
Operating income                          132,599              110,571              19.9
Operating margin                             12.7%                11.9%


(a) After deducting a special charge of $30 million, or $18.5 million net (diluted net income per share of $.63).

(b) Includes a net gain from sales of investments in affiliates amounting to $17.3 million, or $5 million net (diluted net income per share of $.16) and an income tax credit of $4 million (diluted net income per share of $.13).

Consolidated net sales in 1997 of $2.11 billion were $79.4 million, or 3.9%, greater than in 1996. Sales for the Aeroquip segment declined 3.2%, but sales for the Vickers segment increased 12.2%. The sales decline for Aeroquip was due to the sale or closure of certain interior automotive plastics plants. Sales for these facilities that were sold or closed in 1997 were $67 million in 1997 and $132 million in 1996. Exclusive of sales in both years for the divestitures, consolidated net sales would have increased 7.6%. The divestitures are discussed more specifically later. Companies acquired in 1996 generated 1997 sales totaling approximately $41.9 million for the Vickers segment during the 1997 period for which there were no comparable 1996 sales. Including the results of acquisitions, U.S. sales increased $64.5 million, or 5%, and non-U.S. sales increased $14.9 million, or 2%. Changes in currency exchange rates reduced non-U.S. sales, principally in the Aeroquip segment, by more than $44 million.

Aeroquip's sales for 1997 declined $34.7 million, or 3.2%, from 1996 to $1.07 billion. Aeroquip's sales in industrial markets were nearly the same as in 1996 as somewhat stronger sales in the U.S. and Brazil were offset by declines in Europe. U.S. sales in mobile equipment and truck and bus markets remained strong, but sales of residential air conditioning components were down in 1997 due to unseasonably cool spring and summer temperatures and high levels of inventory at OEMs. Sales in European industrial markets declined primarily because of the effects of currency exchange rate changes. Aeroquip's sales in automotive markets declined nearly 10% from 1996 levels. As part of its strategy to focus on fluid connectors in its automotive business, Aeroquip sold or closed eight facilities during 1997 that had combined sales of approximately $67 million in 1997 and $132 million in 1996. Exclusive of the effects of these divestitures, Aeroquip's sales in automotive markets increased approximately 4%. This sales growth was recognized principally in European markets and was after the significant effects of changes in currency exchange rates that lowered Aeroquip's European automotive sales by nearly $28 million. Aeroquip's sales in aerospace markets increased more than 10% over 1996. 1997 sales reflected increases over 1996 in sales to commercial OEM and aftermarket customers and to the military aftermarket, but sales for military original equipment applications declined from the 1996 level.

Vickers' sales for 1997 increased $114.1 million, or 12.2%, over 1996 to $1.05 billion. Vickers' sales in industrial markets increased 4.6% over 1996. Sales in industrial markets increased 5% in the U.S., 9% in Brazil and 18.7% in the Asia-Pacific region, but declined nearly 3% in Europe. Industrial mobile equipment and stationary industrial machinery product sales improved, although sales were hindered by capacity constraints and delivery performance at a major pump manufacturing facility. Vickers' sales in aerospace markets increased substantially in both the U.S. and Europe, resulting in an overall increase of nearly 33% over the prior year. 1997 sales reflected strong increases over 1996 in sales to commercial OEM and aftermarket customers and to the military aftermarket. Sales for military original equipment applications declined from the 1996 level.

Consolidated manufacturing income increased $45.4 million, or 8.9%, over 1996. Manufacturing margin improved from 25.2% in 1996 to 26.4% in 1997. Manufacturing income and margin for the Aeroquip segment improved in 1997. Although manufacturing margin remained nearly the same in 1997 as in the prior year for Aeroquip's industrial and aerospace products, manufacturing income increased. Moreover, manufacturing income and margin for Aeroquip's automotive products improved significantly over the prior year, reflecting the positive effects of the divestiture of the automotive interior plastics facilities. Manufacturing income for the Vickers segment improved over the prior year, but with a small decline in manufacturing margin. Manufacturing income and margin for Vickers' industrial products declined, principally due to manufacturing performance issues at a major pump manufacturing facility where manufacturing income was $15.1 million lower than in the prior year. Manufacturing income for Vickers' aerospace products increased significantly, primarily due to the substantial increase in sales volume.

The Aeroquip segment recorded a special charge of $30 million in the 1997 first quarter to exit its automotive interior plastics business. The special charge included a provision for severance payments of $6.3 million to terminate approximately 1,500 salaried and hourly employees, principally in

Germany. The special charge also included lease termination costs amounting to $6.9 million; asset disposition costs, including environmental costs, amounting to $9.6 million; litigation costs amounting to $3 million; and other costs amounting to $4.2 million. The planned actions to which this special charge related were substantially completed during 1997, and as of December 31, 1998, all costs had been incurred.

Operating income for 1997 increased $15.1 million, or 8.5%, over 1996 to $191.6 million. Operating income in 1997 for Aeroquip was $6.7 million, or 7%, lower than in 1996 because of the special charge amounting to $30 million that was discussed above. Before the special charge, Aeroquip's operating income was $23.3 million, or 24.2%, higher than in 1996. Operating income for Vickers increased $22 million, or 19.9%. Operating income includes selling and general administrative and engineering, research and development expenses (SGA&E) that were nearly the same in 1997 as in 1996, but as a percent of sales were 15.9% in 1997 compared with 16.5% in 1996. SGA&E costs for Vickers' European operations were substantially lower than in 1997 as a result of organizational realignments and continuing process improvements. Such costs, however, were higher in Asia-Pacific due to the expansion of operations in the region and were also higher in the U.S. due to higher levels of business activity. The disposition of its automotive interior plastics business also served to reduce Aeroquip's SGA&E costs in 1997.

The following tables provide net sales and operating income for the year 1997 compared with the year 1996 according to markets served.


(dollars in thousands,                      YEAR ENDED DECEMBER 31            Percent
except per share data)                  ----------------------------          Increase
                                            1997               1996          (DECREASE)
                                         ----------         ----------       ----------

Net sales
Industrial                              $1,170,192           $1,138,501          2.8%
Automotive                                 454,096              503,781         (9.9)
Aerospace                                  488,005              390,633         24.9
                                        ----------           ----------
Consolidated net sales                  $2,112,293           $2,032,915          3.9
                                        ==========           ==========

Operating income

Industrial                              $  110,697           $  109,462          1.1
Automotive                                  20,007 (a)           36,352        (45.0)
Aerospace                                   91,353               60,941         49.9
Unallocated corporate                      (30,417)             (30,180)         (.8)
                                        ----------           ----------
Consolidated operating income           $  191,640 (a)       $  176,575          8.5
                                        ==========           ==========

(a)  After deducting a special charge of $30 million.

The Company's combined sales for Aeroquip and Vickers in industrial markets increased $31.7 million, or 2.8%, over 1996. Sales in U.S. industrial markets increased 4.1% over 1996, as U.S. sales to mobile equipment, truck and bus, and stationary industrial machinery customers remained strong. Sales of residential air conditioning components were down in 1997 due to unseasonably cool spring and summer temperatures and high levels of inventory at OEMs. Sales in European industrial markets declined 6.3% from 1996, principally the result of the effects of currency exchange rate changes. Sales of industrial products in Asia-Pacific and Brazil collectively increased 15% over 1996. Sales in automotive markets declined nearly 10% from 1996. As part of its strategy to focus on fluid connectors in its automotive business, Aeroquip sold or closed eight facilities during 1997 that had combined sales of approximately $67 million in 1997 and $132 million in 1996. Exclusive of the effects of these divestitures, sales of automotive products increased approximately 4%. This sales growth was recognized principally in European markets and was after the significant effects of changes in currency exchange rates that lowered Aeroquip's European automotive sales by nearly $28 million. Sales in aerospace markets increased nearly 25% over 1996, reflecting strong increases in sales to commercial OEM and aftermarket customers and to the military aftermarket. Sales for military original equipment applications declined from the 1996 level.

Operating income for industrial increased $1.2 million, or 1.1%. A small decline in manufacturing income for industrial was more than offset by reductions in selling and general administrative and engineering, research and development expenses due to organizational realignments and process improvements. Operating income for automotive declined $16.3 million, or 45%, due to the special charge of $30 million discussed earlier. Before considering the special charge, operating income for automotive increased $13.7 million, reflecting the positive effects of the divestiture and higher fluid connector sales in Europe. Operating income for aerospace improved $30.4 million, or 49.9%, over that of the prior year, principally due to the substantial increase in sales volume.

Interest expense for 1997 was $1.4 million higher than in 1996. The increase was primarily attributable to a higher interest rate on long-term debt that was issued in 1996. Other income (expense) - net for 1996 included a gain of $17.3 million resulting from the sales of investments in unconsolidated affiliates.

Net income for 1997 amounted to $100.9 million. Basic and diluted net income per share was $3.60 and $3.51, respectively. 1997 net income and net income per share included the special charge to exit Aeroquip's automotive interior plastics business amounting to $18.5 million net, or basic and diluted net income per share of $.66 and $.63, respectively. These amounts compare with 1996 net income of $102.7 million and basic and diluted net income per share of $3.62 and $3.51, respectively. Net income for 1996 included a net gain of $5 million (basic and diluted net income per share of $.18 and $.16, respectively) from the sale of unconsolidated affiliates and a credit for settlement of claims for prior years' research and development tax credits of $4 million (basic and diluted net income per share of $.14 and $.13, respectively). The income tax provision for 1997 included a credit of $11.5 million related to the special charge to exit Aeroquip's automotive interior plastics business. Exclusive of this item, the effective income tax rate for 1997 was 33% and compares with the 1996 effective income tax rate of 31.1% before special items. The income tax provision included the benefit of utilization of operating loss carryforwards for which valuation allowances had previously been provided amounting to $1.8 million and $3.7 million in 1997 and 1996, respectively. Valuation allowances have been provided for deferred tax assets relating to deductible temporary differences and non-U.S. operating loss carryforwards where evidence did not exist to indicate that it was more likely than not that the associated deferred tax assets would be realized. Valuation allowances have generally been provided where future taxable earnings are not predictable and other tax planning strategies are not available.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in 1998 amounted to $177.5 million, compared with $137.7 million in 1997. Working capital requirements in 1998 included $21.9 million to reduce payables and accruals. These cash requirements were partially offset by the effects of reductions to receivables and inventories.

Capital expenditures during 1998 totaled $142.2 million compared with $139.8 million in 1997. In addition, the Company spent $30.7 million during 1998 to acquire two companies in the Aeroquip segment and four companies in the Vickers segment. In 1997, the Company received $43.4 million from the sales of its automotive interior plastics facilities. Quarterly dividend payments were $.22 per share in 1998, or $.88 per share for the year. In January 1999, the Company's Board of Directors approved a first-quarter 1999 dividend of $.22.

During 1998, the Company purchased 657,500 shares of its common stock at a cost of $23.2 million. At December 31, 1998, $57.8 million of additional common stock was available for purchase under the current Board of Directors authorization.

In the 1998 first quarter, the Company retired its 9.55% senior sinking fund debentures in the amount of $42 million. Additional borrowings under the Company's Medium Term Note program and short-term debt were used to redeem the debentures and to meet other funding requirements. The remaining borrowing capacity at December 31, 1998, under provisions of a current shelf registration statement for the Medium Term Note program, was $185 million. The Company also maintains a revolving credit agreement with a consortium of U.S. and non-U.S. banks expiring in 2001 under which the Company may borrow up to $175 million. The agreement is intended to support the Company's commercial paper borrowings and, to the extent not so utilized, provide domestic borrowing capacity. The remaining borrowing capacity under this agreement at December 31, 1998, was $120 million. In addition to this agreement, the Company has uncommitted arrangements with various banks to provide short-term financing as necessary.

The Company expects that cash flow from operating activities and remaining available credit lines will be sufficient to meet normal operating requirements, including debt obligations maturing in the near term and planned capital expenditures.

At December 31, 1998, the Company had forward exchange contracts outstanding with notional and carrying amounts of $14.3 million and $121,000, respectively, and option contracts maturing at various dates through November 1999, with notional and carrying amounts of $28 million and $204,000, respectively. At December 31, 1997, the Company had forward exchange contracts outstanding with notional and carrying amounts of $12.8 million and $227,000, respectively, and option contracts that matured at various dates through December 1998, with notional and carrying amounts of $61.6 million and $600,000, respectively. The effect of the Company's hedging activities on net income was not significant in 1998 or 1997.

CONTINGENCIES

The Company or certain of its subsidiaries have been named parties to various lawsuits, claims and proceedings including being named potentially responsible parties (PRP) for site investigation and cleanup costs under the Comprehensive Environmental Response, Compensation, and Liability Act (superfund) or similar regulations with respect to certain sites, as well as other product liability, tort and contract claims and lawsuits which have arisen in the ordinary course of the Company's business. While the ultimate outcome of the various lawsuits, claims and proceedings, including PRP designations and other environmental matters, cannot now be predicted, the Company believes that costs, in excess of amounts provided or covered by insurance as it relates to litigation, arising out of these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000

The Company is continuing its efforts to assess and remediate problems caused by the inability of certain of its information systems to properly process transactions using dates in the Year 2000 and beyond, or to operate at the turn of the century. During the 1998 first quarter, the Company completed an inventory and identification of its mission-critical information systems relative to Year 2000-related deficiencies. Each operating unit of the Company is now engaged in the remediation and testing of its information systems for Year 2000 compliance.

A Year 2000 steering committee was formed composed of the Company's information technology leadership and other key executives to review and provide oversight of all Year 2000-related activities. A Year 2000 program office was also established as an adjunct to the steering committee to facilitate Year 2000 communications and coordinate Year 2000 efforts among the Company's operating units.

During the 1998 third quarter, the Company engaged an independent consultant to conduct a review of the Year 2000 program office and gauge operating unit progress to date on Year 2000-related issues. The independent consultant reported to the Company's senior management and Board of Directors that the Year 2000 program office management is sound and that the Company is managing Year 2000 projects according to plan.

The Company commenced testing of its mission-critical systems for Year 2000 compliance in the 1998 fourth quarter. This testing is being performed on an "end-to-end" basis to assure that every major technology platform used by the Company properly supports all business processes associated with acceptance of orders, manufacture of product, shipment of product, and collection of payment. Additionally, all supporting accounting and financial reporting systems are being tested. The independent consultant is providing oversight and guidance during the testing process. Following the successful conclusion of the Year 2000 compliance testing, the Year 2000 program office and the independent consultant will report the test results to the Company's senior management and the Board of Directors. Year 2000 compliance testing is expected to conclude in the 1999 third quarter.

The Company is also testing its embedded systems used in the manufacture and distribution of its products for Year 2000 compliance to avert any disruption in the supply of product to its customers. All remediation efforts and audits for the embedded systems are targeted to be completed in the 1999 third quarter. The Company has recently concluded testing of its microprocessor- based product line and has certified its Year 2000 compliance to the customer base.

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

The Company is responding to Year 2000 inquiries from customers and financial institutions. The Company will conduct on-site assessments of selected independent distributors during the first half of 1999. Major OEM customers and industry groups are conducting Year 2000 on-site assessments. To date, all on-site assessments conducted by OEM customers or their designees have rated the assessed Aeroquip-Vickers facilities as "low risk" relative to Year 2000 compliance. On-site OEM customer assessments are expected to continue into mid 1999.

From a cost perspective, the Company has budgeted the necessary funds to address Year 2000-related projects. The Company estimates that its historical and estimated costs of Year 2000 remediation will amount to approximately $17 million. This estimate includes costs directly related to fixing Year 2000 issues, costs associated with the accelerated replacement of non-compliant systems, and costs associated with compensation of internal employees who are assigned to work exclusively on Year 2000 projects.

The Company anticipates that its mission-critical systems will be Year 2000 compliant by the end of the 1999 third quarter. Failure to reach this anticipated goal, however, could have a material effect on the Company's business, results of operations or financial condition. Risk factors which may affect the Company's ability to meet its Year 2000 project plan and the ability of the Company's information systems to operate properly into the next century include, but are not limited to, the availability and adequacy of date-compliant software from vendors and the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing. In addition, the Company cannot predict the outcome of the Year 2000 assessment of its supply chain or the ability of its customers to achieve Year 2000 compliance by the end of 1999 or the impact of either on the future operating results of the Company.

SUBSEQUENT EVENT

During the 1998 third quarter, the Industrial & Mobile business of Vickers (I&M) began to experience a significant reduction in demand for its products in certain industries as well as unfavorable sales mix in the products it did sell. These developments were described in a press release issued on September 16, 1998, wherein the Company stated that it had lowered its expectations for the 1998 third quarter due to a number of factors, including the decline in higher margin distributor business in North America, the continued economic turmoil in the Asia-Pacific region, start-up costs for the new Greenwood, South Carolina, pump facility and the negative effect of changes in currency exchange rates.

Aeroquip-Vickers management initiated a review of I&M in an effort to better understand the industry dynamics affecting the business. Following this review, Aeroquip-Vickers' management concluded that I&M faced a number of operational challenges, including certain management issues, that would require substantial time and resources to properly address. As a consequence of this review, Aeroquip-Vickers' management began to consider various alternatives including a restructuring, a sale or other disposition of I&M.

In late October 1998, the Company contacted a representative of Eaton Corporation (Eaton) to explore acquisition of I&M by Eaton or a business combination with Eaton involving I&M. Over a period of time, Eaton's interest broadened to pursue acquisition of Aeroquip-Vickers in its entirety and, following lengthy negotiations involving numerous meetings, on February 1, 1999, Eaton and Aeroquip-Vickers announced that the companies had entered into an "Agreement and Plan of Merger" whereby Eaton would acquire all of the outstanding shares of Aeroquip-Vickers for $58 per share in cash. The Boards of Directors of both companies have approved the transaction, which is subject to normal closing conditions and the approval of Aeroquip-Vickers shareholders at a special shareholders' meeting on April 8, 1999. The transaction is expected to be completed in April 1999.

                                  * * * * * * *

Portions of this narrative, which are not historical in nature, are forward-looking statements. The forward-looking statements made in this narrative, as well as all other forward-looking statements or information provided by the Company or its officers and employees, whether written or oral, are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements of the Company are based on, among other things, the performance of the U.S. and international economies and the industrial, aerospace and automotive markets in which Aeroquip-Vickers does business. These statements should be considered in light of risks and uncertainties and other factors which may affect the Company's actual performance including its ability to continually improve margins by achieving anticipated cost reductions in manufacturing processes, to consistently win new business in each of its industries by delivering quality products and maintaining competitive pricing, and to successfully implement its growth strategies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, and does not presently expect that adoption of this Statement will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The Company utilizes a mix of fixed- and floating-rate debt to finance its investments and on going operations. The Company also enters into forward exchange and option contracts to manage its exposures to changes in currency exchange rates. In accordance with its established policies, the Company enters into forward exchange contracts to hedge certain of its firm commitments, including foreign currency denominated receivables and payables, and enters into option contracts to hedge certain of its projected foreign currency sales and purchases. Forward exchange and option contracts are entered into with major commercial banks with high credit ratings. Forward exchange and option contracts are not entered into or held for trading or speculative purposes, and the Company is not a party to any leveraged derivatives. The terms of these contracts are generally one year or less. The Company's potential loss from a hypothetical 10% adverse change in interest rates and currency exchange rates as it relates to financial instruments would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 1 and 11 of Notes to Financial Statements for further discussion of the Company's accounting policies for and fair values of financial instruments.

ITEM 8.  Financial Statements and Supplementary Data.
------

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Shareholders and Board of Directors
Aeroquip-Vickers, Inc.

We have audited the accompanying statement of financial position of Aeroquip-Vickers, Inc. and subsidiaries at December 31, 1998 and 1997 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeroquip-Vickers, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of Notes to Financial Statements, the Company changed its method of accounting for start-up activities in 1998.

                                       /s/ ERNST & YOUNG LLP

Toledo, Ohio
January 27, 1999


STATEMENT OF INCOME
Years ended December 31, 1998, 1997 and 1996
(In thousands, except per share data)

                                               1998                  1997                  1996
                                              --------             --------              --------

Net sales                                   $2,149,474            $2,112,293            $2,032,915
Cost of products sold                        1,619,905             1,554,668             1,520,736
                                            ----------            ----------            ----------
MANUFACTURING INCOME                           529,569               557,625               512,179

Selling and general administrative
  expenses                                     271,718               263,824               260,712
Engineering, research and development
  expenses                                      71,471                72,161                74,892
Special charge                                      --                30,000                    --
                                            ----------            ----------            ----------
OPERATING INCOME                               186,380               191,640               176,575

Interest expense                               (27,013)              (27,171)              (25,813)
Other income (expense) - net                   (11,830)              (16,316)                2,659
                                            ----------            ----------            ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE         147,537               148,153               153,421
Income taxes                                    47,200                47,300                50,700
                                            ----------            ----------            ----------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                              100,337               100,853               102,721
Cumulative effect of accounting change,
net of income tax benefit of $1,549             (3,283)                   --                    --
                                            ----------            ----------            ----------
NET INCOME                                  $   97,054            $  100,853            $  102,721
                                            ==========            ==========            ==========

BASIC INCOME PER SHARE
Before cumulative effect of
accounting change                           $     3.58            $     3.60            $     3.62
Cumulative effect of accounting
change                                            (.12)                   --                    --
                                            ----------            ----------            ----------
Basic net income per share                  $     3.46            $     3.60            $     3.62
                                            ==========            ==========            ==========

DILUTED INCOME PER SHARE
Before cumulative effect of
accounting change                           $     3.56            $     3.51            $     3.51
Cumulative effect of accounting
change                                            (.12)                   --                    --
                                            ----------            ----------            ----------
Diluted net income per share                $     3.44            $     3.51            $     3.51
                                            ==========            ==========            ==========

The Notes to Financial Statements are an integral part of this statement.



STATEMENT OF FINANCIAL POSITION
December 31, 1998 and 1997
(Dollars in thousands, except per share data)

                                                           1998                  1997
                                                       ------------          ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $    17,310           $    18,736
Receivables                                                341,825               348,822
Inventories                                                302,236               294,767
Other current assets                                        52,146                49,323
                                                       -----------           -----------
TOTAL CURRENT ASSETS                                       713,517               711,648

Plants and properties                                    1,119,557               993,002
Less accumulated depreciation                              571,340               518,860
                                                       -----------           -----------
                                                           548,217               474,142
Other assets                                               197,067               190,806
                                                       -----------           -----------
TOTAL ASSETS                                           $ 1,458,801           $ 1,376,596
                                                       ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                          $   101,829           $    84,044
Accounts payable                                           113,698               111,800
Income taxes                                                27,167                30,496
Other accrued liabilities                                  197,726               212,800
Current maturities of long-term debt                         1,035                 1,857
                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                  441,455               440,997

Long-term debt                                             278,343               256,707
Postretirement benefits other than pensions                121,715               122,272
Other liabilities                                           48,469                46,421

SHAREHOLDERS' EQUITY
Common stock - par value $5 a share
Authorized - 100,000,000 shares
Outstanding - 27,600,520 and
28,064,981 shares, respectively
(after deducting 6,680,326 and
6,215,865 shares, respectively, in treasury)               138,003               140,325
Additional paid-in capital                                  47,841                41,288
Retained earnings                                          419,178               366,676
Accumulated other comprehensive income (loss) -
 currency translation adjustments                          (36,203)              (38,090)
                                                       -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                 568,819               510,199
                                                       -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 1,458,801           $ 1,376,596
                                                       ===========           ===========

The Notes to Financial Statements are an integral part of this statement.

STATEMENT OF CASH FLOWS

Years ended December 31, 1998, 1997 and 1996
(In thousands)

                                                              1998               1997               1996
                                                          --------           --------           --------
OPERATING ACTIVITIES
Net income                                              $   97,054         $  100,853         $  102,721
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of accounting change,
net of income tax benefit                                    3,283                 --                 --
Special charge                                                  --             30,000                 --
Depreciation                                                70,661             66,562             68,684
Amortization                                                 8,986              6,639              4,789
Gain on sales of affiliates                                     --                 --            (17,300)
Dividends received from affiliates                              --                 --              9,932
Deferred income taxes                                          511               (467)            11,997
Changes in certain assets and liabilities,
excluding effects from special charge,
acquisitions and dispositions
-Receivables                                                14,807            (31,073)           (44,783)
-Inventories                                                 4,113            (47,215)            10,656
-Accounts payable                                           (6,806)            19,018                (75)
-Income taxes                                               (4,654)            15,969            (15,929)
-Other assets, payables and accruals                       (18,438)            (9,354)            (5,991)
Restructuring payments - net                                 9,370            (16,666)               810
Other                                                       (1,404)             3,418                274
                                                        ----------         ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  177,483            137,684            125,785

INVESTING ACTIVITIES
Capital expenditures                                      (142,243)          (139,811)           (90,626)
Businesses acquired                                        (30,741)                --            (42,540)
Sales of businesses and affiliates                              --             43,381             40,261
Other                                                        1,532              1,561              1,483
                                                        ----------         ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                     (171,452)           (94,869)           (91,422)

FINANCING ACTIVITIES
Cash dividends                                             (24,673)           (22,465)           (22,705)
Increase (decrease) in notes payable                        12,406             50,866             (1,444)
Long-term borrowings                                        65,000            100,000            107,145
Repayments of long-term borrowings                         (44,301)          (172,669)           (77,465)
Purchases of common stock                                  (23,166)           (21,590)           (32,213)
Stock issuance under stock plans                             7,518             20,133              3,287
Other                                                         (773)              (924)            (2,440)
                                                        ----------         ----------         ----------
NET CASH USED BY FINANCING ACTIVITIES                       (7,989)           (46,649)           (25,835)

Effect of exchange rate changes on
  cash and cash equivalents                                    532             (1,364)              (780)
                                                        ----------         ----------         ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                        (1,426)            (5,198)             7,748

Cash and cash equivalents at beginning of year              18,736             23,934             16,186
                                                        ----------         ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   17,310         $   18,736         $   23,934
                                                        ==========         ==========         ==========

The Notes to Financial Statements are an integral part of this statement.


STATEMENT OF SHAREHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share data)

                                                                                        Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                        Income (Loss) -
                                                            Additional                    Currency
                                                Common        Paid-In       Retained     Translation
                                                Stock         Capital       Earnings     Adjustments       Total
                                              ---------      ---------      --------     -----------     --------
BALANCE AT JANUARY 1, 1996                   $ 144,125      $  17,933      $ 254,484      $ (15,670)       $ 400,872
Net income                                                                   102,721                         102,721
Other comprehensive income:
 Currency translation adjustments
 during the year                                                                                841
 Reclassification of realized amounts
 to net income                                                                               (6,387)          (5,546)
                                                                                                           ---------
Total comprehensive income                                                                                    97,175
Cash dividends paid ($.80 share)                                             (22,705)                        (22,705)
Issuance of 108,990 shares, net of
shares exchanged, under stock plans                545          2,742                                          3,287
Purchase of 1,022,100 treasury shares           (5,111)                      (27,102)                        (32,213)
                                             ---------      ---------      ---------      ---------        ---------
BALANCE AT DECEMBER 31, 1996                   139,559         20,675        307,398        (21,216)         446,416
Net income                                                                   100,853                         100,853
Other comprehensive income:
 Currency translation adjustments
 during the year                                                                            (19,144)
 Reclassification of realized amounts
 to net income                                                                                2,270          (16,874)
                                                                                                           ---------
Total comprehensive income                                                                                    83,979
Cash dividends paid ($.80 a share)                                           (22,465)                        (22,465)
Issuance of 578,054 shares, net of
shares exchanged, under stock plans             2,891          17,242                                         20,133
Issuance of 70,950 shares upon
 conversion of long-term debt                     355           3,371                                          3,726
Purchase of 496,100 treasury shares            (2,480)                       (19,110)                        (21,590)
                                            ---------       ---------      ---------      ---------        ---------
BALANCE AT DECEMBER 31, 1997                  140,325          41,288        366,676        (38,090)         510,199
Net income                                                                    97,054                          97,054
Other comprehensive income:
 Currency translation adjustments
 during the year                                                                              2,014
 Reclassification of realized amounts
 to net income                                                                                 (127)           1,887
                                                                                                           ---------
Total comprehensive income                                                                                    98,941
Cash dividends paid ($.88 a share)                                           (24,673)                        (24,673)
Issuance of 193,039 shares, net of
shares exchanged, under stock plans               965           6,553                                          7,518
Purchase of 657,500 treasury shares            (3,287)                       (19,879)                        (23,166)
                                            ---------       ---------      ---------      ---------        ---------
BALANCE AT DECEMBER 31, 1998                $ 138,003       $  47,841      $ 419,178      $ (36,203)       $ 568,819
                                            =========       =========      =========      =========        =========

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

(Dollars in thousands, except per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Affiliated companies in which the Company's ownership is 20% to 50% are accounted for by the equity method. All significant intercompany transactions and accounts are eliminated upon consolidation.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and exercise judgment affecting the reported amounts in the statements of income, financial position and cash flows, including disclosures in the Notes to Financial Statements. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized when products are shipped to customers.

Cash Equivalents: Marketable securities that are highly liquid and have original maturities of three months or less are classified as cash equivalents. The carrying amount approximates fair value.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs for U.S. operations are determined principally by the last-in, first-out
(LIFO) method. The remaining inventory costs are determined principally by the first-in, first-out (FIFO) method.

Plants and Properties: Plants and properties are carried at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of the respective assets. In general, depreciation is provided at annual rates of 2.5% to 3% on buildings and 8% to 12% on equipment.

Intangibles: Intangible assets are carried at cost less accumulated amortization and consist principally of goodwill. Goodwill represents the excess of cost over fair value of assets acquired, which is amortized over periods from 15 to 40 years using the straight-line method. Other intangibles include software and patents which are amortized over periods from five to 15 years using the straight-line method. The carrying amounts for goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. For any long-lived assets that are determined to be impaired, a loss would be recognized for the difference between the carrying value and the fair value for assets to be held.

Life Insurance: The Company's investment in corporate-owned life insurance is recorded net of policy loans. Net life insurance expense, including interest expense of $6,300, $10,800 and $9,150 on policy loans in 1998, 1997 and 1996, respectively, is included in Other income (expense) - net in the Statement of Income.

Accounting Pronouncements: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 130, "Reporting Comprehensive Income," and 131, "Disclosures about Segments of an Enterprise and Related Information," in 1997. In 1998, the FASB issued Statements Nos. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 130 requires that comprehensive income, which includes net income and other comprehensive income consisting of foreign currency

NOTES TO FINANCIAL STATEMENTS
items, minimum pension liability adjustments, and unrealized gains and losses on certain security investments, be reported as a total in the financial statements. Historically, the Company's only component of other comprehensive income has been foreign currency items. The Company adopted Statement 130 effective January 1, 1998, and reclassified financial statements for prior periods to reflect application of this Statement. Statement 131 requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. Statement 132 revises and standardizes disclosures about pensions and other postretirement benefit obligations and requires that information about changes in benefit obligations and fair values of plan assets be reported. Among other provisions, Statement 133 requires that all derivatives be recognized as assets or liabilities in the Statement of Financial Position and that those instruments be measured at fair value. The Company adopted Statement Nos. 131 and 132 in 1998, changing its reportable segments and providing the required disclosures for each of the statements. Prior-period segment information and pension and postretirement benefit obligation information were restated in accordance with the provisions of the statements. The adoption of Statement Nos. 130, 131 and 132 did not affect the Company's results of operations or consolidated financial position. Statement 133 will become effective for fiscal years beginning after June 15, 1999. Early application is permitted. The Company is currently evaluating the effect of the provisions of this Statement on its accounting and reporting policies, and has not determined when it will adopt the Statement. The Company does not expect that adoption of this Statement will have a material adverse effect on its consolidated financial position or results of operations.

In 1998, The American Institute of Certified Public Accountants issued Statements of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with acquiring or developing software for internal use. The Company adopted SOP 98-1 in 1998, and since the Company's previous capitalization policy was similar to the requirements of SOP 98-1, the adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred and that initial application of this standard be reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in 1998, and recognized the cumulative effect of an accounting change of $4,832 ($3,283 after tax, or $.12 per share). The effect of this change in accounting was not material to income before cumulative effect of accounting change for the year ended December 31, 1998.

Stock Options: The Company follows the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25. When stock options are exercised, common stock is credited for the par value of shares issued; additional paid-in capital is credited for the consideration received in excess of par value and any related income tax benefits.

Derivative Financial Instruments: The Company uses forward exchange contracts and option contracts to manage certain foreign exchange exposures. The Company enters into forward exchange contracts to hedge the effects of changes in exchange rates on certain recorded receivables and payables that are denominated in currencies other than the functional currencies of the originating locations. Forward exchange contracts are marked to market with changes in market value recorded in income as foreign exchange gains or

NOTES TO FINANCIAL STATEMENTS
losses, offsetting the losses or gains on the underlying transactions. The Company enters into option contracts to hedge certain anticipated transactions. These option contracts are designated as hedges of certain forecasted monthly purchases and sales transactions that are denominated in currencies other than the functional currencies of the originating locations, that otherwise would expose the Company to foreign currency exchange rate risk. Gains on option contracts are included in sales and cost of products sold when realized. Premiums on option contracts are deferred and amortized to cost of products sold on a straight-line basis over the life of the contracts. Forward exchange and option contracts are entered into with major commercial banks with high credit ratings. Forward exchange and option contracts are not held for trading or speculative purposes, and the Company is not a party to any leveraged derivatives. The terms of these contracts are generally one year or less.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME PER SHARE

Following is a reconciliation of income and average shares for purposes of calculating basic and diluted income per share:

                                                             1998                1997               1996
                                                             ----                ----               ----
Basic Income per Share
--------------------------
Income before cumulative effect of
accounting change                                        $  100,337         $  100,853         $  102,721
Cumulative effect of accounting
change                                                       (3,283)                --                 --
                                                         ----------         ----------         ----------
Net Income                                               $   97,054         $  100,853         $  102,721
                                                         ==========         ==========         ==========
Average common shares outstanding                        28,035,748         28,049,749         28,384,089
                                                         ==========         ==========         ==========
Basic Income per Share
Before cumulative effect of
accounting change                                        $     3.58         $     3.60         $     3.62
Cumulative effect of accounting change                         (.12)                --                 --
                                                         ----------         ----------         ----------
Basic net income per share                               $     3.46         $     3.60         $     3.62
                                                         ==========         ==========         ==========
Diluted Income per Share
------------------------
Income before cumulative effect
of accounting change                                     $  100,337         $  100,853           $102,721
After-tax equivalent of interest
expense on 6% convertible debentures                             --              2,192              3,720
                                                         ----------         ----------         ----------
Income for purpose of computing diluted
income per share before cumulative
effect of accounting change                                 100,337            103,045            106,441
Cumulative effect of accounting change                       (3,283)                --                 --
                                                         ----------         ----------         ----------
Income for purpose of computing
diluted income per share                                 $   97,054         $  103,045         $  106,441
                                                         ==========         ==========         ==========
Average common shares outstanding                        28,035,748         28,049,749         28,384,089
Dilutive stock options                                      156,979            209,927             46,019
Assumed conversion of 6%
convertible debentures                                           --          1,109,298          1,904,762
                                                         ----------         ----------         ----------
Average common shares for purpose
of computing diluted income per share                    28,192,727         29,368,974         30,334,870
                                                         ==========         ==========         ==========
Diluted Income per Share
Before cumulative effect of
accounting change                                        $     3.56         $     3.51         $     3.51
Cumulative effect of accounting change                         (.12)                --                 --
                                                         ----------         ----------         ----------
Diluted net income per share                             $     3.44         $     3.51         $     3.51
                                                         ==========         ==========         ==========


Options to purchase an average of 160,600 and 771,000 shares of common stock were outstanding during 1998 and 1996, respectively, that were not included in the computation of diluted income per share because the option exercise prices were greater than the average market price of common shares and, therefore, the effect would have been anti-dilutive.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SPECIAL CHARGE

In 1997, the Company's Aeroquip segment exited its automotive interior plastics business and recorded a special charge of $30,000 ($18,500 net, or diluted net income per share of $.63). The special charge included a provision for severance payments of $6.3 million to terminate approximately 1,500 salaried and hourly employees, principally in Germany. The special charge also included lease termination costs amounting to $6.9 million; asset disposal costs, including environmental costs, amounting to $9.6 million; litigation costs amounting to $3 million; and other costs amounting to $4.2 million. The Company sold or closed eight facilities during 1997 that had combined sales of approximately $67,000 and $132,000 in 1997 and 1996, respectively. The planned actions to which this special charge related were substantially completed during 1997, and as of December 31, 1998, all costs had been incurred.

NOTE 4 - ACQUISITIONS

During 1998, the Company's Aeroquip segment acquired two companies and its Vickers segment acquired four companies for an aggregate purchase price of $30,741, including acquisition costs. In 1996, the Company's Vickers segment acquired two companies for an aggregate purchase price of $46,116, including acquisition costs.

All of the above acquisitions were accounted for as purchases, and their operations were included in the Statement of Income from their respective acquisition dates. Had these acquisitions occurred as of the beginning of the respective years, the pro forma results of operations giving effect to the acquisitions would not be materially different from the net sales, net income and net income per share presented in the Statement of Income.

NOTE 5 - GAIN ON SALE OF UNCONSOLIDATED AFFILIATES

In 1996, the Company sold its 35% interest in Yokohama Aeroquip K.K. and its 49% interest in Aeroquip Mexicana S.A. The two transactions resulted in a net combined pretax gain of $17,300 ($5,000 net, or diluted net income per share of $.16). The combined pretax gain included a net translation gain of $6,387 previously deferred in accumulated other comprehensive income.

NOTE 6 - INVENTORIES

Inventory costs determined by the LIFO method accounted for approximately 58% and 61% of total inventories at December 31, 1998 and 1997, respectively. If all inventories valued by the LIFO method had been valued at current costs, these inventories would have been approximately $27,591 and $27,884 higher than reported at December 31, 1998 and 1997, respectively.

NOTE 7 - DEBT

                                                             1998           1997
                                                            ------         ------
7.875% senior debentures, due June 1, 2026                $100,000        $100,000
Medium term notes - interest rates from 6.40%
  to 7.58% - due at various dates from 2002 to 2018        165,000         100,000
9.55% senior sinking fund debentures                          --            42,000
Industrial revenue bonds - interest rates from
  5.8% to 7.625% - due at various dates to 2013              7,264           7,300
Other                                                        7,114           9,264
                                                          --------        --------
                                                           279,378         258,564
Less current maturities                                      1,035           1,857
                                                          --------        --------
                                                          $278,343        $256,707
                                                          ========        ========

NOTES TO FINANCIAL STATEMENTS

In December 1997, the Company called its 9.55% senior sinking fund debentures for redemption on February 3, 1998. The debentures were due to mature in February 2018. Proceeds from additional borrowings under the Company's Medium Term Note program were used to redeem the debentures. The loss from redemption of the debentures amounting to approximately $2,500 was recorded in Other income (expense) - net in 1998. In June 1997, the Company called its 6% convertible subordinated debentures for redemption and recorded a loss of $1,487 in Other income (expense) - net. The debentures, which were due to mature in October 2002, were convertible into common shares of the Company at a conversion price of $52.50 per share. Prior to the redemption date, debentures in the amount of $3,726 were converted into 70,950 shares of common stock.

In 1997, the Company established a Medium Term Note program. The remaining borrowing capacity at December 31, 1998, under provisions of a shelf registration statement designated for the Medium Term Note program was $185,000.

Under terms of a revolving credit agreement, expiring August 31, 2001, with a consortium of U.S. and non-U.S. banks, the Company can borrow up to $175,000. Borrowings under the credit agreement bear interest at rates agreed to by the Company and lenders. The agreement is maintained to support the Company's commercial paper borrowings and, to the extent not so utilized, to provide domestic borrowings. The remaining borrowing capacity under this agreement at December 31, 1998, was $120,000. Covenants of the revolving credit agreement and certain other debt instruments require the Company to maintain certain financial ratios, including a limitation that the Company's debt-to-capitalization ratio (exclusive of the effects of the change in accounting for postretirement benefit obligations) not exceed a specified amount. At December 31, 1998, retained earnings of $255,000 were available for the payment of cash dividends and purchase of common stock.

Maturities of long-term debt in 1999 and in the four succeeding years are $1,035, $355, $271, $25,188 and $97. Interest paid on short- and long-term debt during 1998, 1997 and 1996 amounted to $28,446, $27,664 and $27,392, respectively. The weighted-average interest rate of outstanding notes payable at December 31, 1998 and 1997, was 6.4% and 6.5%, respectively.

NOTE 8 - CONTINGENCIES

The Company or certain of its subsidiaries have been named parties to various lawsuits, claims and proceedings, including being named potentially responsible parties (PRP) for site investigation and cleanup costs under the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) or similar regulations with respect to certain sites, as well as other product liability, tort and contract claims and lawsuits which have arisen in the ordinary course of the Company's business. While the ultimate outcome of the various lawsuits, claims and proceedings, including PRP designations and other environmental matters, cannot now be predicted, the Company believes that any costs in excess of amounts provided, or covered by insurance as it relates to litigation, arising out of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.



NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The components of income before income taxes and cumulative effect of accounting change consist of the following:

                                                      1998                  1997                  1996
                                                     ------                ------                ------
U.S.                                                $ 64,772              $ 84,300              $ 73,644
Non-U.S.                                              82,765                63,853                79,777
                                                    --------              --------              --------
                                                    $147,537              $148,153              $153,421
                                                    ========              ========              ========

Income tax expense consists of the following:

                                                     1998                  1997                  1996
                                                    ------                ------                ------
Current:
  U.S. federal                                      $ 20,101              $ 23,231              $ 21,920
  State and local                                      2,279                 2,070                 2,676
  Non-U.S.                                            24,309                22,466                14,107
                                                    --------              --------              --------
                                                      46,689                47,767                38,703

Deferred:
  U.S. federal                                           952                  (136)                4,356
  Non-U.S.                                              (441)                 (331)                7,641
                                                    --------              --------              --------
                                                         511                  (467)               11,997
                                                    --------              --------              --------
                                                    $ 47,200              $ 47,300              $ 50,700
                                                    ========              ========              ========

Reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate before cumulative effect of accounting change follows:

                                                       1998                 1997                 1996
                                                      ------                ------               -----
Statutory U.S. federal income tax rate                35.0%                 35.0%               35.0%
Increase (decrease) resulting from:
State and local taxes, net of U.S.
  federal tax benefit                                   .9                    .9                 1.1
Basis differences on affiliates sold                    --                    --                 4.1
Research and development credit                       (2.9)                 (1.9)               (2.6)
Taxes in excess of (less than) the
  U.S. tax rate on non-U.S. earnings,
  including utilization of net operating
  loss carryforwards                                  (1.0)                  1.0                (3.2)
Other                                                   --                  (3.1)               (1.4)
                                                      ----                  ----               -----
Effective income tax rate                             32.0%                 31.9%               33.0%
                                                      ====                  ====               =====

NOTES TO FINANCIAL STATEMENTS

The effects of temporary differences and loss carryforwards giving rise to deferred tax assets and liabilities are as follows:


                                                         1998                      1997
                                                       ------                    ------
Gross Deferred Tax Assets:
Postretirement benefits other than pensions           $  42,729                 $  42,704
Tax credits and loss carryforwards                       14,943                     8,668
Employee benefit accruals                                15,088                    14,289
Other                                                    14,728                     9,617
                                                      ---------                 ---------
                                                         87,488                    75,278

Gross Deferred Tax Liabilities:
Depreciation                                            (38,067)                  (33,241)
Other                                                    (8,741)                   (7,980)
                                                      ---------                 ---------
                                                        (46,808)                  (41,221)
Valuation allowances                                    (12,969)                   (6,816)
                                                      ---------                 ---------
Net deferred tax assets                               $  27,711                 $  27,241
                                                      =========                 =========

The components of net deferred tax assets are recorded in the Statement of Financial Position as follows:

                                                         1998                      1997
                                                        ------                    ------
Current assets                                         $  10,066                 $   3,679
Non-current assets                                        27,711                    30,958
Non-current liabilities                                  (10,066)                   (7,396)
                                                       ---------                 ---------
                                                       $  27,711                 $  27,241
                                                       =========                 =========



Valuation allowances increased $6,153 in 1998 and decreased $5,773 and $3,364 in 1997 and 1996, respectively.

At December 31, 1998, the Company had net non-U.S. operating loss and foreign tax credit carryforwards of $20,700 and $8,200, respectively, for income tax purposes. Loss carryforwards of approximately $13,800 have no expiration dates. The remaining net operating loss and foreign tax credit carryforwards expire in years through 2008. Income tax expense for the years 1998, 1997 and 1996 was reduced by $1,190, $1,770 and $3,730, respectively, due to utilization of operating loss carryforwards. Non-U.S. operating loss carryforwards in the amount of $4,900 and $5,600 expired in 1998 and 1997, respectively, resulting in the loss of future tax benefits and a reduction in valuation allowances in the amount of $1,800 and $2,100, respectively. The Company does not provide deferred income taxes on undistributed earnings of certain of its non-U.S. subsidiaries which have been reinvested indefinitely. Undistributed earnings of non-U.S. subsidiaries for which U.S. income taxes have not been provided approximated $150,300 at December 31, 1998. Should these earnings be remitted, certain countries would impose withholding taxes that would be available for use as credits against any U.S. federal income tax liability, subject to certain limitations. It is not practical to estimate the amount of tax that would be payable should the Company remit these earnings.

Income taxes paid during 1998, 1997 and 1996 amounted to $51,343, $31,798 and $54,633, respectively.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LEASES

The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to approximately $22,554, $20,457 and $18,863 for 1998, 1997 and 1996, respectively. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998, are as follows:


         1999                                        $ 19,499
         2000                                          14,752
         2001                                          12,232
         2002                                           7,758
         2003                                           6,893
         Thereafter                                    11,526
                                                     --------
                                                     $ 72,660
                                                     ========

NOTE 11 - FINANCIAL INSTRUMENTS

Fair value for long-term debt, including current maturities, at December 31, 1998 and 1997, was $292,000 and $269,000, respectively. Fair value for notes payable at December 31, 1998 and 1997, approximated the carrying amounts at those dates.

At December 31, 1998, the Company had forward exchange contracts outstanding with notional amounts equivalent to $14,300. The carrying amount of these outstanding forward exchange contracts was $121. Fair value was approximately equal to the carrying amount. These forward exchange contracts will mature at various dates through April 1999. At December 31, 1997, the Company had forward exchange contracts outstanding with notional amounts equivalent to $12,800. The carrying amount of these outstanding forward exchange contracts was $227. Fair value was approximately equal to the carrying amount. These forward exchange contracts matured at various dates through April 1998.

At December 31, 1998, the Company held option contracts maturing at various dates through November 1999, with notional amounts equivalent to $28,000. Fair value of these option contracts was approximately $204. At December 31, 1997, the Company held option contracts maturing at various dates through December 1998, with notional amounts equivalent to $61,600. Fair value of these option contracts was approximately $600.

NOTE 12 - BENEFIT PLANS

The Company sponsors trusteed defined-contribution pension plans as its primary source of retirement benefits for U.S. and certain non-U.S. employees. In addition, the Company sponsors trusteed defined-benefit pension plans that cover a limited number of U.S. employees. The Company also provides access to postretirement benefits under life insurance and health care plans for most retired U.S. employees. Various pension plans are also in effect for subsidiaries operating outside the U.S., including trusteed or insured, government-sponsored and unfunded plans.

NOTES TO FINANCIAL STATEMENTS

Following is a reconciliation of the changes in benefit obligations and fair values of plan assets for defined-benefit pension and postretirement benefit plans for the two-year period ended December 31, 1998, and a summary of funded status as of December 31, 1998 and 1997.



                                                        Pension                    Postretirement
                                                         Plans                          Plans
                                                    ----------------               ----------------
                                                  1998           1997           1998            1997
                                                  ----           ----           ----            ----
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning
 of year                                        $ 160,600      $ 157,800      $ 102,600       $ 111,100
Service cost                                        2,400          2,200          1,700           1,700
Interest cost                                      11,500         11,300          7,400           8,100
Participant contributions                             300            200            100             200
Plan amendments                                       300          1,600             --              --
Actuarial (gains) losses                           16,000          1,700           (600)        (10,700)
Benefit payments                                  (10,000)        (9,500)        (8,100)         (7,800)
Settlements                                        (2,800)            --             --              --
Exchange rate changes                               1,700         (4,700)            --              --
                                                ---------      ---------      ---------       ---------
Benefit obligations at end of year              $ 180,000      $ 160,600      $ 103,100       $ 102,600
                                                =========      =========      =========       =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
 beginning of year                              $ 181,400      $ 154,200      $      --       $      --
Actual return on plan assets                       19,400         38,200             --              --
Employer contributions                              1,000            900          8,000           7,600
Participant contributions                             300            200            100             200
Benefit payments                                  (10,000)        (9,500)        (8,100)         (7,800)
Settlements                                        (1,700)            --             --              --
Exchange rate changes                               1,000         (2,600)            --              --
                                                ---------      ---------      ---------       ---------
Fair value of plan assets at end of year        $ 191,400      $ 181,400      $      --       $      --
                                                =========      =========      =========       =========
FUNDED STATUS
Funded status at end of year                    $  11,400      $  20,800      $(103,100)      $(102,600)
Unrecognized gains                                (19,500)       (33,700)        (9,815)         (9,172)
Unrecognized transition obligations                (1,500)           400             --              --
Unrecognized prior service cost (credit)            4,800          6,200         (8,800)        (10,500)
                                                ---------      ---------      ---------       ---------
Accrued benefit cost                            $  (4,800)     $  (6,300)     $(121,715)      $(122,272)
                                                =========      =========      =========       =========
AMOUNTS RECORDED IN THE STATEMENT
OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                            $  24,400      $  15,500      $      --       $      --
Accrued benefit cost                              (29,200)       (21,800)      (121,715)       (122,272)
                                                ---------      ---------      ---------       ---------
Net amount recorded                             $  (4,800)     $  (6,300)     $(121,715)      $(122,272)
                                                =========      =========      =========       =========

NOTES TO FINANCIAL STATEMENTS

The aggregate accumulated benefit obligations and fair value of pension plan assets at the end of each year for plans that have an accumulated benefit obligation in excess of plan assets were as follows:

                                        1998                            1997
                                       ------                          ------
Projected benefit obligations          $39,593                        $35,039
Accumulated benefit obligations         37,456                         33,358
Plan assets                             15,570                         14,228


Components of net periodic benefit cost for the defined-benefit pension and postretirement benefit plans, total contributions charged to pension expense for the defined-contribution plans, and pension expense for other non-U.S. pension plans are summarized below:

                                                       Pension Plans                      Postretirement Plans

                                             ------------------------------          ------------------------------
                                             1998         1997         1996          1998         1997         1996
                                             ----         ----         ----          ----         ----         ----
COMPONENTS OF NET PERIODIC
BENEFIT COST
Service cost                             $  2,400      $  2,200      $  2,400      $  1,700      $  1,700      $  1,700
Interest cost                              11,500        11,300        11,300         7,400         8,100         8,200
Expected return on plan assets            (14,800)      (13,700)      (13,000)         --            --            --
Amortization of (gains) losses               (600)         (200)         (200)         --            --            --
Amortization of transition
 obligation                                   200           200           300          --            --            --
Amortization of prior service
 cost                                         700           500           400        (1,600)       (1,700)       (1,700)
                                         --------      --------      --------      --------      --------      --------
Net periodic benefit cost (income)
 of defined benefit plans                    (600)          300         1,200         7,500         8,100         8,200
Defined contribution plans                 38,700        42,000        37,000          --            --            --
Other non-U.S. pension plans                1,100         1,000         1,200          --            --            --
                                         --------      --------      --------      --------      --------      --------
Totals                                   $ 39,200      $ 43,300      $ 39,400      $  7,500      $  8,100      $  8,200
                                         ========      ========      ========      ========      ========      ========

The Company's health care plans are contributory. In general, most participants meeting eligibility requirements and retiring after January 1, 1995, share in the cost of postretirement health care benefits by paying, in the form of a premium, the excess, if any, of the average of the Company's annual per-capita claims cost in the previous year over the amount of the Company's contribution as stated in the plans.

Following are the weighted-average assumptions used in determining the Company's benefit obligations and net periodic benefit cost. The measurement date for these plans was principally September 30.


NOTES TO FINANCIAL STATEMENTS

NOTE 12 - BENEFIT PLANS (Continued)

                                           Pension Benefits             Postretirement Benefits
                                     ------------------------------    -------------------------
                                     1998         1997         1996    1998        1997     1996
                                     ----         ----         ----    ----        ----     ----
Discount rate:
 U.S.                                7.0%         7.5%         7.5%    7.0%        7.5%     7.5%
 Non-U.S.                            6.4          7.2          7.5
Expected return on plan assets       9.5         10.0         10.0
Rate of compensation increase        4.0          4.0          4.0
Projected health care cost
 trend rates:
   Under age 65                                                        7.95        8.6      9.1
   Over age 65                                                         5.95        6.4      6.7
   Ultimate                                                            5.0         5.25     5.25
Year ultimate health care cost
 trend rate is achieved                                                2008       2008     2008


The projected health care cost trend rates listed above for under and over age 65 participants represent assumed increases in per capita cost of covered health care benefits for 1999, 1998 and 1997, respectively. For future years, the rates are assumed to decrease gradually and remain at the ultimate trend rate thereafter. Because the amount of the Company's annual contribution to retiree health care costs is limited, changes to the assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. Following are the effects of a one-percentage-point change in the assumed health care cost trend rates.


                                                 One-Percentage-    One-Percentage-
                                                 Point Increase     Point Decrease
                                                ----------------    ---------------
Effect on total 1998 service and
 interest cost components of net periodic
 post-retirement health care benefit cost       $   331               $   (308)

Effect on the health care component of
 the accumulated postretirement benefit
 obligation as of September 30, 1998              4,430                 (4,121)

NOTE 13 - CAPITAL STOCK AND EMPLOYEE STOCK OPTIONS

The Company has rights outstanding as set forth in a Rights Agreement, whereby holders of common stock have one right for each share of common stock outstanding. When exercisable, each right entitles its holder to buy one one-hundredth of a new preferred share for $150. The Company has 4,000,000 shares of serial preferred stock authorized, of which no shares were outstanding at December 31, 1998 or 1997. In the absence of further Board of Directors action, the rights generally will become exercisable and allow the holder to acquire the Company's common stock at a discounted price if a person or group acquires 20% or more of the outstanding shares of the Company's common stock.

Rights held by persons who exceed the 20% threshold will be void. Under certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Agreement also includes an exchange option that, in general, after the rights become exercisable, allows the Board of Directors to, at its option, effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's common stock. Under this option, the Company would issue one share of its common stock for each right, subject to adjustment in certain

NOTES TO FINANCIAL STATEMENTS
circumstances. The Company may, at its option, redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire on February 7, 2009, unless earlier redeemed, exchanged or amended by the Board of Directors.

In 1998, the Company's shareholders approved the 1998 Stock Incentive Plan (the
Plan) which permits the issuance of stock options, stock appreciation rights
(SARs), performance awards and restricted stock awards to selected salaried employees as approved by the Organization and Compensation Committee of the Board of Directors. The number of shares of common stock that may be issued or transferred under the Plan may not exceed 1,772,299 shares (1,700,000 shares as designated in the Plan, plus 72,299 remaining shares available for grant under terms of the prior plan).

Among other considerations, options may be granted to selected employees to purchase common stock at prices not less than 100% of the fair market value on the date of grant. Options expire 10 years after date of grant. Options granted under the Plan become exercisable ratably over a three-year period commencing one year following date of grant. Options that expire, terminate or are canceled without exercise are available for the grant of new awards.

Performance awards may be granted to selected employees to receive future payments contingent on continuous service with the Company and achievement of pre-established goals. In January 1998 and 1997, 16,925 and 44,314 shares of common stock, respectively, were distributed to participants as performance awards under provisions of a plan that was discontinued in 1998. At December 31, 1998, there were no outstanding SARs, performance awards or restricted stock awards.

Also in 1998, the Company's shareholders approved the Non-Employee Directors' Stock Award Plan (Directors' Plan). The Directors' Plan provides, among other considerations, that upon election or re-election to the Board, each eligible director will receive a stock option covering 1,200 common shares and a stock award covering 200 common shares. Stock options are granted to purchase common stock at the fair market value of the Company's common stock on the date of grant. Stock options are exercisable ratably over a three-year period commencing one year following date of grant and expire 10 years after date of grant. Stock awards vest and become payable on the first anniversary following date of grant.

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. As a result, no compensation expense for stock options has been recognized in the financial statements because such options were granted at market value at date of grant. However, pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, and has been determined for disclosure purposes as if the Company had accounted for stock options under the fair value method as prescribed by that Statement. The fair values of the Company's stock options were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    1998             1997              1996
                                                   ------          -------           -------
Risk-free interest rates                             5.49%            5.8%             6.52%
Expected dividend yields                              1.7%            1.9%              2.3%
Expected stock price volatility                      .330            .323              .319
Weighted-average expected option life             5 years         5 years           6 years

NOTES TO FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair values of stock options are amortized to expense over the options' vesting periods. The estimated fair value per share of options granted during 1998, 1997 and 1996 was $16.86, $13.43 and $11.36, respectively. Pro forma income and income per share before cumulative effect of accounting change are as follows:

                                                                  1998         1997        1996
                                                                 -------      -------     -------
Income before cumulative
effect of accounting change                      As reported    $100,337      $100,853    $102,721
                                                 Pro forma        98,248        99,505     101,293
Diluted income per share before
cumulative effect of accounting
change                                           As reported        3.56          3.51        3.51
                                                 Pro forma          3.48          3.46        3.46

Options outstanding at December 31, 1998, with a range of exercise prices from $22.50 to $33.75 had a weighted-average remaining contractual life of approximately 6.4 years and options with a range of exercise prices from $42.13 to $60.31 had a weighted-average remaining contractual life of approximately nine years.

At December 31, 1998, the Company had 2,787,331 shares of common stock reserved for issuance in connection with stock options.


The following table summarizes employee stock option activity:

                                                     1998                       1997                    1996
                                           ------------------------     ---------------------   ----------------------
                                                           Weighted-                Weighted-                Weighted-
                                                            Average                 Average                   Average
                                             Option         Exercise      Option    Exercise      Option      Exercise
                                             Shares           Price       Shares    Price         Shares        Price
                                           ------------------------     ---------------------   ----------------------

Outstanding at January 1                    1,129,911      $  35.44   1,405,950      $  31.30   1,164,980      $ 30.67
Granted                                       353,500         51.73     342,000         42.13     349,000        33.02
Exercised                                    (195,713)        32.57    (592,041)        29.52     (86,030)       29.18
Forfeited                                     (80,158)        42.24     (16,998)        34.77      (4,500)       33.58
Canceled                                      (11,335)        30.96      (9,000)        33.44     (17,500)       33.52
Outstanding at December 31                  1,196,205         40.30   1,129,911         35.44   1,405,950        31.30
Exercisable at December 31                    587,190         34.31     587,754         32.38   1,059,950        30.74
Available for future awards
  at December 31                            1,491,126                    58,133                   391,060

In addition to the above, 9,800 options and stock awards were granted to directors in 1998 under the Directors' Plan at a weighted-average exercise price of $60.31. All options granted were outstanding at December 31, 1998, and none were exercisable at that date. 90,200 options are available for future awards at December 31, 1998.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - BUSINESS SEGMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was adopted in 1998. Statement 131 requires that segment financial information be reported on a basis consistent with the Company's internal reporting used for evaluating segment performance and allocating resources. Accordingly, in 1998, the Company changed its business segments, which were previously based on markets served, from Industrial, Automotive and Aerospace to Aeroquip and Vickers. These segments reflect the way the Company is organized and managed and how performance is measured. The Company evaluates performance and allocates resources based on operating income before allocation of corporate costs. Corporate costs represent the total of corporate headquarters costs. Although Aeroquip and Vickers serve many of the same customers and markets, they are managed separately because of significantly different product technologies and manufacturing processes and the differing dynamics required to serve their customers. Amounts for prior years have been restated to conform to the current year presentation.

The Aeroquip segment designs, manufactures and distributes fluid connectors and plastic products. Fluid connectors include all pressure ranges of hose and hose assemblies; fittings, adapters, couplings and swivels; automotive air conditioning, power steering, and oil and transmission cooler components and assemblies; tube fittings and assemblies; refrigeration/air conditioning connectors; clamps and V-band couplings; fuel-handling products; noise-reduction products; chemical containment products; and electronic fluid system products. Aeroquip plastic products include molded, extruded and co-extruded plastic products. The Aeroquip segment serves original equipment and aftermarket customers in industrial markets located principally in the U.S., Europe, Asia-Pacific and Brazil; original equipment and aftermarket customers in aerospace and defense markets located principally in the U.S. and Europe; and automobile, light truck, sport utility and van manufacturers in automotive markets located principally in the U.S. and Europe.

The Vickers segment designs, manufactures and distributes power and motion control products. Vickers products include hydraulic, electrohydraulic, pneumatic and electronic control devices; piston and vane pumps and motors; open architecture machine controls; hydraulic and pneumatic cylinders; hydraulic power packages; electric motors and drives; fuel pumps; electric motorpumps and generator packages; electrohydraulic and electromechanical actuators; sensors and monitoring devices; hydraulic and lubrication filtration; and fluid-evaluation products and services. The Vickers segment serves original equipment and aftermarket customers in industrial markets located principally in the U.S., Europe, Asia-Pacific and Brazil, and original equipment and aftermarket customers in aerospace and defense markets located principally in the U.S. and Europe.

The accounting policies for the reportable segments are the same as those described in Note 1 - Significant Accounting Policies. Intersegment sales are not significant.

NOTES TO FINANCIAL STATEMENTS

The following information relates to business segments:



                                                                                     Reconciling
                                                                                      Amounts-
                                                                                     Corporate
                                                                                         and
                                                                                    Eliminations
                                                   Aeroquip        Vickers               Net            Totals
                                                  ----------      ---------    --------------------  ----------
1998
----
Net sales                                       $1,071,608         $1,077,866      $       --        $2,149,474
Depreciation and amortization                       35,284             42,017           2,346            79,647
Segment income                                     124,295             90,407              --           214,702 (A)
Investments in unconsolidated affiliates             1,585                 --              --             1,585
Segment assets                                     581,553            795,070          82,178         1,458,801
Capital expenditures                                73,554             64,833           3,856           142,243
Expenditures for businesses acquired                11,762             18,979              --            30,741
                                                ==========         ==========      ==========        ==========

1997
----
Net sales                                       $1,065,188         $1,047,105      $       --        $2,112,293
Depreciation and amortization                       35,139             35,625           2,437            73,201
Segment income                                      89,458            132,599              --           222,057 (A)
Investments in unconsolidated affiliates               945                637              --             1,582
Segment assets                                     535,701            771,650          69,245         1,376,596
Capital expenditures                                66,195             70,315           3,301           139,811
                                                ==========         ==========      ==========        ==========

1996
----
Net sales                                       $1,099,914         $  933,001      $       --        $2,032,915
Depreciation and amortization                       39,314             31,499           2,660            73,473
Segment income                                      96,184            110,571              --           206,755 (A)
Investments in unconsolidated affiliates             1,041              1,152              --             2,193
Segment assets                                     570,300            667,381          51,806         1,289,487
Capital expenditures                                50,893             38,356           1,377            90,626
Expenditures for businesses acquired                    --             42,540              --            42,540
                                                ==========         ==========      ==========        ==========

Note A - See following reconcilement of total segment income to income before income taxes and cumulative effect of accounting change.

NOTES TO FINANCIAL STATEMENTS

Following is a reconciliation of total segment income to income before income taxes and cumulative effect of accounting change:


                                                           1998                 1997                1996
                                                           ----                 ----                ----
Segment income                                        $  214,702           $  222,057         $  206,755
Less unallocated corporate costs                          28,322               30,417             30,180
                                                      ----------           ----------         ----------
Consolidated operating income                            186,380              191,640            176,575
Interest expense                                         (27,013)             (27,171)           (25,813)
Other income (expense) - net                             (11,830)             (16,316)             2,659
                                                      ----------           ----------         ----------
income before income taxes and cumulative
effect of accounting change                           $  147,537           $  148,153         $  153,421
                                                      ==========           ==========         ==========

Following are net sales by product groupings:
Power and Motion Control                              $1,077,866           $1,047,105         $  933,001
Fluid Connectors                                         929,022              858,769            824,388
Plastics                                                 142,586              206,419            275,526
                                                      ----------           ----------         ----------
                                                      $2,149,474           $2,112,293         $2,032,915
                                                      ==========           ==========         ==========

NOTES TO FINANCIAL STATEMENTS

Following are net sales to external customers and plants and properties by geographic area. Net sales are reported based on the geographic location from which the sales originated. Amounts reported for plants and properties are based on the country where located.


                                                          Plants and
                                Net Sales                 Properties
                                ---------                 ----------
1998
----
United States                   $1,394,277                $  410,699
Europe
 United Kingdom                    271,660                    60,768
 Germany                           226,786                    36,040
 Other Europe                      140,257                    17,977
                                ----------                ----------
 Total Europe                      638,703                   114,785
Other                              116,494                    22,733
                                ----------                ----------
Totals                          $2,149,474                $  548,217
                                ==========                ==========
1997
----
United States                   $1,356,334                $  362,776
Europe
 United Kingdom                    245,965                    52,653
 Germany                           252,627                    26,859
 Other Europe                      125,548                    12,693
                                ----------                ----------
 Total Europe                      624,140                    92,205
Other                              131,819                    19,161
                                ----------                ----------
Totals                          $2,112,293                $  474,142
                                ==========                ==========

1996
----
United States                   $1,291,875                $  330,368
Europe
 United Kingdom                    238,590                    47,754
 Germany                           270,254                    33,063
 Other Europe                      117,567                    10,361
                                ----------                ----------
 Total Europe                      626,411                    91,178
Other                              114,629                    15,937
                                ----------                ----------
Totals                          $2,032,915                $  437,483
                                ==========                ==========

NOTES TO FINANCIAL STATEMENTS

NOTE 15 - OTHER INFORMATION

                                                                    1998             1997
                                                                 ----------      ----------
RECEIVABLES
Receivables                                                       $ 356,664       $ 363,523
Less allowance for doubtful accounts                                 14,839          14,701
                                                                  ---------       ---------
                                                                  $ 341,825       $ 348,822
INVENTORIES                                                       =========       =========
In-process and finished products                                  $ 231,842       $ 239,800
Raw materials and manufacturing supplies                             70,394          54,967
                                                                  ---------       ---------
                                                                  $ 302,236       $ 294,767
                                                                  =========       =========
OTHER CURRENT ASSETS
Deferred income taxes                                             $  10,066       $   3,679
Prepaid expenses and other current assets                            42,080          45,644
                                                                  ---------       ---------
                                                                  $  52,146       $  49,323
                                                                  =========       =========
PLANTS AND PROPERTIES - AT COST
Land and improvements                                             $  22,634       $  21,458
Buildings                                                           223,405         198,882
Machinery and equipment                                             801,692         694,572
Construction in progress                                             71,826          78,090
                                                                  ---------       ---------
                                                                 $1,119,557       $ 993,002
                                                                  =========       =========
OTHER ASSETS
Goodwill, net of accumulated amortization of $17,045
 and $13,077 in 1998 and 1997, respectively                       $ 124,890       $ 111,905
Deferred income taxes                                                27,711          30,958
Receivables, deposits and other assets                               44,466          47,943
                                                                  ---------       ---------
                                                                  $ 197,067       $ 190,806
                                                                  =========       =========

NOTES PAYABLE
Commercial paper                                                  $  55,096       $  36,177
Short-term notes payable to banks                                    46,733          47,867
                                                                  ---------       ---------
                                                                  $ 101,829       $  84,044
                                                                  =========       =========



OTHER ACCRUED LIABILITIES
Employees' compensation and amounts
  withheld therefrom                                             $ 106,502        $ 117,107
Taxes, other than income taxes                                       7,309           10,177
Other accrued liabilities                                           83,915           85,516
                                                                 ---------        ---------
                                                                 $ 197,726        $ 212,800
                                                                 =========        =========

NOTES TO FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENT (Unaudited)

On February 1, 1999, Eaton Corporation and Aeroquip-Vickers, Inc. announced that the companies had entered into an "Agreement and Plan of Merger" whereby Eaton Corporation would acquire all of the outstanding shares of Aeroquip-Vickers, Inc. for $58 per share in cash. The Boards of Directors of both companies have approved the transaction, which is subject to normal closing conditions and the approval of Aeroquip-Vickers shareholders. The transaction is expected to be completed in April 1999.

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.



                                                                               1998
                                             -----------------------------------------------------------------------
                                                                 Three Months Ended

                                            -----------------------------------------------------------    Year Ended
                                             Mar 31            Jun 30           Sep 30           Dec 31      Dec 31
                                            -------           -------          -------          -------    ----------
                                           (In thousands, except per share data)

Net sales                                 $ 547,055         $ 574,314        $ 508,974         $ 519,131    $2,149,474
Manufacturing income                        144,232           151,575          123,821           109,941       529,569
Income before cumulative
effect of accounting change                  31,173            37,841           23,931             7,392       100,337
Cumulative effect of
accounting change                            (3,283)               --               --                --        (3,283)
Net income                                   27,890            37,841           23,931             7,392        97,054
Basic income per share
before cumulative effect
of accounting change                           1.11              1.34              .85               .27          3.58
Cumulative effect of
accounting change                              (.12)               --               --                --          (.12)
Basic net income per share                      .99              1.34              .85               .27          3.46

Diluted income per share
before cumulative effect of
accounting change                              1.10              1.33              .85               .27          3.56
Cumulative effect of
accounting change                              (.12)               --               --                --          (.12)
Diluted net income per share                    .98              1.33              .85               .27          3.44
Average shares outstanding
 Basic                                       28,119            28,199           28,166            27,669        28,036
 Diluted                                     28,336            28,454           28,302            27,674        28,193


                                                                  1997
                                   -------------------------------------------------------------------
                                                         Three Months Ended

                                   -------------------------------------------------------   Year Ended
                                    Mar 31            Jun 30           Sep 30       Dec 31     Dec 31
                                   -------           -------          -------      -------   ----------
                                 (In thousands, except per share data)

Net sales                       $  538,426        $  556,278       $  494,777   $  522,812     $2,112,293
Manufacturing income               132,475           147,037          134,406      143,707        557,625
Net income                           5,694            33,630           30,104       31,425        100,853
Net income per share
 Basic                                 .20              1.20             1.07         1.12           3.60
 Diluted                               .20              1.15             1.05         1.11           3.51
Average shares outstanding

 Basic                              27,974            27,948           28,153       28,150         28,050
 Diluted                            28,116            30,020           29,036       28,372         29,369


(a) The 1998 fourth quarter includes non-recurring charges (principally incurred severance costs) of $5 million, $3.1 million net (diluted net income per share of $.11).

(b) In 1997, the Company redeemed its outstanding 6% convertible debentures, which were common stock equivalents. For purposes of computing diluted net income per share in 1997, the assumed conversion of the convertible debentures was included in average shares outstanding as follows: 1,904,762 shares in the 1997 second quarter, 627,667 shares in the 1997 third quarter and 1,109,298 shares for the year.

(c) The 1997 first quarter included a special charge of $30 million, $18.5 million net (diluted net income per share of $.66 [$.63 for the year]) to exit Aeroquip's automotive interior plastics business.

(d) In the 1997 third quarter, the annual effective income tax rate was reduced. The cumulative year-to-date adjustment increased third-quarter net income by $1.3 million (diluted net income per share of $.05).

(e) The 1997 fourth quarter included income amounting to $4.3 million, $2.6 million net (diluted net income per share of $.09) from recovery of previously incurred development and pre-production costs with a Vickers aerospace customer arising from the termination of a component design and production supply contract, reduced by a charge of $2.6 million, $1.6 million net (diluted net income per share of $.05) to recognize a product liability claim from an Aeroquip industrial customer for a unique product that is no longer manufactured.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                     PART III

ITEM 10.  Directors and Officers of the Registrant.

Following is a list of all of the directors of Aeroquip-Vickers, Inc. including their ages, positions and recent business experience:

DARRYL F. ALLEN (55). An Aeroquip-Vickers director since 1984, Mr. Allen has been Aeroquip-Vickers' Chairman of the Board since 1991 and Aeroquip-Vickers' President and Chief Executive Officer since 1986. He is a director of Milacron Inc. and Fifth Third Bancorp.

VIRGIS W. COLBERT (59). An Aeroquip-Vickers director since 1998, Mr. Colbert is Executive Vice President of the Miller Brewing Company (consumer products) and has held his current position since July 1997. From 1995 to 1997, Mr. Colbert was Senior Vice President - World Wide Operations for Miller Brewing Company. From 1993 to 1995, Mr. Colbert was Senior Vice President - Plant Operations for Miller Brewing Company. He is also a member of the Board of Directors of Miller Brewing Company, a wholly-owned subsidiary of Philip Morris Companies Inc., and Delphi Automotive Systems.

PURDY CRAWFORD (67). An Aeroquip-Vickers director since 1990, Mr. Crawford is Chairman and a director of Imasco Limited (a major Canadian consumer products and services corporation with operations in Canada and the United States) and Chairman and a director of CT Financial Services Inc. and Canada Trustco Mortgage Company (98% owned by Imasco). From 1986 until May 1995, Mr. Crawford was the Chief Executive Officer of Imasco. He is also a director of Avenor Inc.; Camco, Inc.; Canadian National Railway Company; Inco Limited; Maple Leaf Foods Inc.; Nova Scotia Power; Petro-Canada; and Woolworth Corporation.

JOSEPH C. FARRELL (63). An Aeroquip-Vickers director since 1994, Mr. Farrell is the retired Chairman and Chief Executive Officer of The Pittston Company (coal and minerals, security, transportation, air freight services and home security services). Mr. Farrell was Chairman, President and Chief Operating Officer of The Pittston Company from 1991 to 1997. He is also a director of Universal Corp. and ASA Limited.

DAVID R. GOODE (58). An Aeroquip-Vickers director since 1993, Mr. Goode is Chairman of the Board, President and Chief Executive Officer of Norfolk Southern Corporation (transportation holding company). Mr. Goode has been in his current position with Norfolk Southern Corporation since 1992. He is a director of Caterpillar Inc., Georgia-Pacific Corporation and Texas Instruments Incorporated.

PAUL A. ORMOND (49). An Aeroquip-Vickers director since 1992, Mr. Ormond is President and Chief Executive Officer of HCR Manor Care (long-term care, skilled nursing and rehabilitative services). Mr. Ormond was Chairman, President and Chief Executive Officer of HCR Manor Care from October 1991 to September 1998. He is a director of National City Bank, a wholly-owned subsidiary of National City Corp.

JOHN P. REILLY (55). An Aeroquip-Vickers director since 1991, Mr. Reilly has been a Partner of Reilly, Erwin & Company L.L.C. since September 1997. Reilly, Erwin & Company L.L.C. works in partnership with Bessemer Holdings, L.P. to make acquisitions and equity investments. Mr. Reilly held an advisory position with Tomkins PLC (a U.K. based multi-industry company) from April 1997 to September 1997. He was President and Chief Executive Officer of Stant Corporation from January 1997 to April 1997. Mr. Reilly was Chairman of the Board, President and Chief Executive Officer of Figgie International Inc. from May 1995 to January 1997, was President & Chief Executive Officer of Figgie International Inc. from February 1995 to May 1995, and was Chief Executive Officer of Figgie International Inc. from January 1995 to February 1995. Mr. Reilly was President and Chief Operating Officer of Brunswick Corporation from 1993 to 1994. He is a non-employee director of Figgie International Inc.

WILLIAM R. TIMKEN, JR. (60). An Aeroquip-Vickers director since 1973, Mr. Timken is Chairman, President and Chief Executive Officer of The Timken Company (tapered roller bearings and quality alloy steel). He was Chairman of the Board of The Timken Company from 1975 to November 1997. He is a director of Diebold Incorporated.

Following is a list of each of the Executive Officers of Aeroquip-Vickers, Inc. including their names, ages, positions and recent business experience.

NAME AND POSITION                   AGE        BUSINESS EXPERIENCE
----------------------------        ---        ---------------------------------
Darryl F. Allen,                    55         Chairman of the Board, President
  Chairman of the Board,                       and Chief Executive Officer of
  President and Chief                          Aeroquip-Vickers since 1991.
  Executive Officer                            Chairman of the Board and President
                                               of Vickers, Incorporated since
                                               December 1998.

William R. Ammann,                  57         Vice President-Administration and
  Vice President-Administration                Treasurer of Aeroquip-Vickers since
                                               and Treasurer 1992.

James E. Kline,                     57         Vice President and General Counsel
  Vice President and                           of Aeroquip-Vickers since 1989.
  General Counsel

James M. Oathout,                   54         Corporate Secretary and Senior
  Corporate Secretary and                      Attorney of Aeroquip-Vickers since
  Senior Attorney                              March 1995.  Secretary and Associate
                                               General Counsel of Aeroquip-Vickers from
                                               1988 to March 1995.

Gregory R. Papp,                    52         Corporate Controller of Aeroquip-
  Corporate Controller                         Vickers since 1993.  Vice President and
                                               Controller of Aeroquip Corporation from July
                                               1991 to 1993.

David M. Risley,                    54         Vice President - Finance and Chief
  Vice President - Finance                     Financial Officer of Aeroquip-
  and Chief Financial Officer                  Vickers since 1992.  Group Vice President
                                               - Administration and Control of Aeroquip
                                               Corporation from 1991 to 1992.

Howard M. Selland,                  55         Executive Vice President of
  Executive Vice President of                  Aeroquip-Vickers and President of
  Aeroquip-Vickers and President               Aeroquip Corporation since 1989.
  Of Aeroquip Corporation

Philip G. Simonds,                  58         Vice President-Taxation of
  Vice President-Taxation                      Aeroquip-Vickers since 1983.

There are no family relationships among the persons named above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In February 1999, it came to the Company's attention that Purdy Crawford, a director of Aeroquip-Vickers, was the owner of 106 common shares of Aeroquip-Vickers which were not reported as owned by Mr. Crawford in Section 16 filings. These 106 common shares were purchased by a trust for the benefit of Mr. Crawford through the Aeroquip-Vickers Dividend Reinvestment Plan during the period 1991 to 1996. The shares were reported late on Mr. Crawford's Form 5 for 1998.

   ITEM 11.  Executive Compensation
   Summary Compensation

   THE FOLLOWING TABLE SETS FORTH THE ANNUAL COMPENSATION, THE LONG-TERM COMPENSATION AND ALL OTHER COMPENSATION OF THE NAMED executive officers for each of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------
                                                          LONG-TERM COMPENSATION
                                                        --------------------------
                                 ANNUAL COMPENSATION      AWARDS(2)   PAYOUTS(3)
                             -------------------------- --------------------------

                                                         SECURITIES               ALL OTHER
                                                         UNDERLYING      LTIP     COMPENSA-
       NAME AND                  SALARY     BONUS(1)      OPTIONS       PAYOUTS    TION(4)
   PRINCIPAL POSITION    YEAR     ($)         ($)           (#)           ($)        ($)
 ---------------------------------------------------------------------------------------------

 Darryl F. Allen          1998  $ 710,000   $ 267,200       60,000      $ N/A      $227,131
   Chairman of the        1997    660,000     773,900       50,000        283,000   208,612
   Board, President       1996    635,000     450,700       50,000        581,700   206,834
   and Chief Executive
   Officer of
   Aeroquip-Vickers

 Howard M. Selland        1998  $ 442,000   $ 421,400       25,000      $ N/A      $178,964
   Executive Vice         1997    423,077     441,400       20,000        131,400   121,171
   President of           1996    405,000     180,300       20,000        269,100    84,157
   Aeroquip-Vickers and
   President of
   Aeroquip Corporation

 William R. Ammann        1998  $ 316,250   $  91,200       14,000      $ N/A      $ 87,330
   Vice President -       1997    306,224     265,700       11,000         84,900    84,582
   Administration and     1996    296,740     155,100       11,000        173,400    85,081
   Treasurer of
   Aeroquip-Vickers



---------------------------------------------------------------------------------------------
                                                           LONG-TERM COMPENSATION
                                                         --------------------------
                                 ANNUAL COMPENSATION      AWARDS(2)   PAYOUTS(3)
                                 ----------------------- --------------------------
                                                         SECURITIES               ALL OTHER
                                                         UNDERLYING      LTIP     COMPENSA-
       NAME AND                  SALARY     BONUS(1)      OPTIONS       PAYOUTS    TION(4)
   PRINCIPAL POSITION    YEAR     ($)         ($)           (#)           ($)        ($)
 --------------------------------------------------------------------------------------------

 James E. Kline          1998  $ 296,250   $  91,200       12,000      $ N/A      $ 84,230
   Vice President        1997    286,282     265,700       11,000         84,900    80,772
   and General Counsel   1996    271,747     155,100       11,000        173,400    82,327
   of Aeroquip-Vickers

  David M. Risley        1998  $ 281,000   $  91,200       14,000      $ N/A      $ 81,865
   Vice President -      1997    265,000     265,700       11,000         84,900    76,708
   Finance and Chief     1996    250,000     155,100       11,000        173,400    77,278
   Financial Officer
   of Aeroquip-Vickers

 -------------------------------------------------------------------------------------------------



(1) The payouts shown in this column were made pursuant to the Annual Executive Incentive Plan.

(2) The awards shown in this column were made pursuant to the Aeroquip-Vickers, Inc. 1994 Stock Incentive Plan and the Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan. Although both stock incentive plans permit grants of stock appreciation rights, no stock appreciation rights were outstanding as of December 31, 1998.

(3) The amounts shown in this column reflect the amount of cash and the value of Common Shares paid out under the Mid-Term Incentive Plan for the Plan periods 1995-1997 and 1994-1996, respectively. The Mid-Term Incentive Plan ended on December 31, 1997.

(4) The amounts shown in this column consist of annual company contributions (including the company match and the company profit-sharing allocation) under Aeroquip-Vickers' savings and profit-sharing plan and the Aeroquip-Vickers, Inc. Supplemental Benefit Plan. (See the table below.)


--------------------------------------------------------------------------------------------
                  Savings and
               Profit-Sharing Plan           Supplemental Benefit Plan
             Match     Profit-Sharing        Match      Profit-Sharing          Total
--------------------------------------------------------------------------------------------

1998
Allen        $4,800       $15,200           $39,717         $167,414           $227,131
Selland       4,800        15,200            21,702          137,262            178,964
Ammann        4,800        15,200            12,659           54,671             87,330
Kline         4,800        15,200            12,059           52,171             84,230
Risley        4,800        15,200            11,601           50,264             81,865
--------------------------------------------------------------------------------------------

The following table contains information concerning grants of stock options made during the last completed fiscal year to each of the named executive officers of Aeroquip-Vickers:

                        OPTION GRANTS IN LAST FISCAL YEAR

 -------------------------------------------------------------------------------------------------------
                          INDIVIDUAL GRANTS                                    GRANT DATE VALUE
 ---------------------------------------------------------------------- --------------------------------
                      NUMBER OF    % OF TOTAL
                      SECURITIES    OPTIONS
                      UNDERLYING   GRANTED TO
                       OPTIONS     EMPLOYEES    EXERCISE                          GRANT DATE
                      GRANTED(1)   IN FISCAL    PRICE(1)    EXPIRATION         PRESENT VALUE (2)
        NAME             (#)         YEAR        ($/SH)        DATE                   ($)
 -------------------------------------------------------------------------------------------------------

  Darryl F. Allen       60,000       17.0%      $51.813       7/23/08             $1,011,600

  Howard M. Selland     25,000        7.1%       51.813       7/23/08             $  421,500

  William R. Ammann     14,000        4.0%       51.813       7/23/08             $  236,040

  James E. Kline        12,000        3.4%       51.813       7/23/08             $  202,320

  David M. Risley       14,000        4.0%       51.813       7/23/08             $  236,040

---------------------------------------------------------------------------------------------------------

(1) Options were granted on July 23, 1998, under the Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan. The options become exercisable as follows: one-third become exercisable on July 23, 1999, one-third become exercisable on July 23, 2000, and one-third become exercisable on July 23, 2001. The exercise price of $51.813 was the closing price of Aeroquip-Vickers Common Shares on the New York Stock Exchange - Composite Transactions list on July 22, 1998.

(2) Valuation is based on the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 5.49%, expected annual dividend yield of 1.7%, expected volatility of .33 and expected five-year time to exercise. Aeroquip-Vickers does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The actual value, if any, a named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised so that there is no assurance the value realized by the named executive officer will be at or near the value estimated by the Black-Scholes model.

The following table contains information concerning exercise of stock options during the last completed fiscal year by each of the named executive officers of Aeroquip-Vickers, and the fiscal year-end value of unexercised options held by such executive officers:

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

----------------------------------------------------------------------------------------------------------------------
                                                                      NUMBER OF
                                                               SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                                                   FISCAL YEAR-END              FISCAL YEAR-END
                                                                        (#)                          ($)
                      SHARES ACQUIRED                       ----------------------------- ---------------------------
                        ON EXERCISE       VALUE REALIZED
       NAME                 (#)                ($)          EXERCISABLE  UNEXERCISABLE(2) EXERCISABLE   UNEXERCISABLE
 --------------------------------------------------------------------------------------------------------------------

  Darryl F. Allen         30,000             $858,750         150,001        109,999      $      0       $      0

  Howard M. Selland            0                    0          40,001         44,999             0              0

  William R. Ammann       10,000              295,000          53,001         24,999        42,500              0

  James E. Kline               0                    0           7,334         22,999             0              0

  David M. Risley              0                    0          33,001         24,999             0              0

 --------------------------------------------------------------------------------------------------------------------

(1) The options shown in this table were granted under the Aeroquip-Vickers, Inc. 1987 Stock Option Plan and the Aeroquip-Vickers, Inc. 1994 and 1998 Stock Incentive Plans.

(2) The options become exercisable as follows: One-third of the grant amount becomes exercisable on the first anniversary of the grant date, one-third of the grant becomes exercisable on the second anniversary of the grant date, and the remaining one-third becomes exercisable on the third anniversary of the grant date.

DIRECTOR COMPENSATION

During 1998, each director who was not an employee of the company was paid an annual retainer of $25,000 ($27,500 for committee chairmen), plus a $1,000 fee for each Board or committee meeting attended.

During 1998, the Directors' Retirement Plan was amended to prohibit any further retirement eligibility beyond December 31, 1997, and to convert the present value of accrued retirement benefits for current non-employee directors to a stock unit account. Pursuant to the 1998 amendment, a deferred common stock account was created for each non-employee director. Each director's account is credited with dividend equivalents converted into additional units of Common Stock as dividends on the Common Shares are paid. Upon retirement or at age 70, each non-employee director will receive, as a distribution, a number of Common Shares equal to the number of stock units held in his account.

Under the Aeroquip-Vickers, Inc. Non-Employee Directors' Stock Award Plan, each non-employee director will receive upon election or re-election to the Board at each annual meeting of the company both a stock option grant and an award of deferred Common Shares. The awards made for 1998 for each non-employee director consisted of 200 deferred Common Shares and options to purchase 1,200 Common Shares.

Under the Aeroquip-Vickers, Inc. Plan for Optional Deferment of Directors' Fees, a director may defer his or her annual retainer fees until his or her directorship ceases, at which time the deferred amounts will be paid in cash in a lump sum or installments commencing on a date designated by the director. A director may elect to have all, or a specified percentage, of his or her deferred fees credited to a recordkeeping account either in dollar amounts or in units equal in value to one Common Share of Aeroquip-Vickers. Each recordkeeping account to which fees have been credited in dollar amounts will be credited quarterly with accrued interest at a rate equal to two percentage points in excess of the Moody's Corporate Bond Yield Average. Each recordkeeping account to which fees have been credited in units will be credited with additional units equal in value to the amount of cash dividends paid on Common Shares of Aeroquip-Vickers. Upon the death of a director prior to distribution of the entire balance of his or her account, such balance shall be paid as soon as is administratively feasible in a lump sum to the beneficiary or beneficiaries designated by the director, or, in the absence of such designation, to the estate of the director.

Under the Aeroquip-Vickers, Inc. 1989 Non-Employee Directors' Equity Plan, non-employee directors were entitled to receive awards consisting of such number of Common Shares of Aeroquip-Vickers as have an aggregate fair market value on the date of the grant of $25,000 rounded upward to the nearest 10 shares. Non-employee directors who were directors on the effective date of the plan (April 20, 1989) received an award on that date, and each person who thereafter became a non-employee director was entitled to receive an award on the date of his initial election. Each non-employee director was entitled to receive a second, final award on the date of his re-election which most nearly coincided with the fifth anniversary of his initial award. All Common Shares granted pursuant to the awards are subject to forfeiture for a five-year period. In 1998, the Aeroquip-Vickers, Inc. 1989 Non-Employee Directors' Equity Plan was amended to limit participation to individuals who were elected to the Board prior to April 16, 1998. Only one director, Joseph Farrell, has not received his second award under the plan and will be eligible for his final award if he is re-elected to the Aeroquip-Vickers' Board of Directors at the 1999 annual meeting of shareholders.

The Aeroquip-Vickers, Inc. Directors' Charitable Award Program was established to recognize the interest of Aeroquip-Vickers and its directors in supporting worthy educational institutions and other charitable organizations and to provide an additional method of funding for the Aeroquip-Vickers Foundation. The Program is also intended to assist Aeroquip-Vickers in attracting and retaining directors of outstanding experience and ability. All directors, including Darryl F. Allen, currently participate in the Program. The Program is administered by the Organization and Compensation Committee of the Board of Directors. Each director may recommend up to nine charitable organizations that qualify under section 501(c)(3) of the Internal Revenue Code. The recommendation of a director who dies or becomes disabled while serving on the Board or after completing five years of Board service will be considered by the Committee after the director's death. If the recommendation is approved, Aeroquip-Vickers will donate an aggregate of $900,000 in nine equal installments to the designated charity or charities. Aeroquip-Vickers will also donate $100,000 to the Aeroquip-Vickers Foundation after the director's death. Aeroquip-Vickers purchased life insurance policies on the lives of its current directors to fund the Program, and the Program provides for establishment of a fully funded trust upon a change in control. The Program also permits self-funding. Aeroquip-Vickers believes that the after-tax cost of the Program over its life will be relatively small compared to the benefits it provides. Directors derive no personal financial or tax benefit from the Program because all insurance proceeds and tax deductions accrue solely to Aeroquip-Vickers.

Change in Control Agreements
----------------------------

Aeroquip-Vickers has entered into agreements with Messrs. Allen, Ammann, Kline, Risley, Selland and each of its other executive officers. These agreements are designed primarily to aid in ensuring continued management in the event of an actual or threatened change in control of Aeroquip-Vickers (as defined in the agreements). The agreements provide that in the event an executive officer is terminated by Aeroquip-Vickers other than upon his death, disability or for cause (as defined in the agreements) within three years after a change in control, he would be entitled to: (i) a lump sum payment equal to two years' (or in the case of Mr. Allen, three years') salary and incentive compensation under the Annual Executive Incentive Compensation Plan (based upon an average of his highest compensation in two of the previous five years); (ii) a contribution by Aeroquip-Vickers to the executive's retirement savings plan account in an amount equal to two times (or, in the case of Mr. Allen, three times) the company's average aggregate contribution to the executive's accounts in the savings plan for the previous three years; and (iii) continued participation in Aeroquip-Vickers' welfare-benefit plans for two years (or, in the case of Mr. Allen, three years). The officer would also be entitled to receive the payments and benefits described above if he resigned within a period between six months and two years following a change in control for reasons set forth in the agreements relating to changed circumstances.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
-------

     Information with respect to ownership by beneficial owners of more than 5% of any class of Aeroquip-Vickers common shares is set forth below. This information is based upon reports filed by certain beneficial owners with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934 as of February 28, 1999.

       Name & Address                        Amount & Nature
       of Beneficial                         of Beneficial               Percent of
       Owner                                 Ownership                   Class
-----------------------------------------------------------------------------------------------
       Morgan Stanley Dean
       Witter & Co.                          3,856,424 (1)               13.9%
       and its subsidiaries
                1585 Broadway
                New York, NY 10036


       Gabelli Funds, Inc.
                and its affiliates           5,350,350 (2)               19.29%
                One Corporate Center
                Rye, NY 10580
-----------------------------------------------------------------------------------------------

(1) Morgan Stanley Dean Witter & Co. and its subsidiaries have sole voting power over 0 shares, shared voting power over 3,367,735 shares, sole dispositive power over 0 shares and shared dispositive power over 3,856,424 shares.

(2) Gabelli Funds, Inc. and its related entities have sole voting power over 5,270,250 shares, shared voting power over 0 shares, sole dispositive power over 5,350,350 shares and shared dispositive power over 0 shares.

The following table sets forth, as of February 28, 1999, information known to Aeroquip-Vickers concerning the beneficial ownership of Aeroquip-Vickers common shares by each of its present directors individually, each of the named executive officers individually, and all present directors and executive officers as a group. The totals for each person and for the group include shares held personally; shares held by immediate family members sharing the same household; shares held as of February 28, 1999, under Aeroquip-Vickers' dividend reinvestment plan and savings and profit-sharing plan; and shares that may be acquired within 60 days following February 28, 1999, through the exercise of stock options.



                                        AMOUNT & NATURE OF          PERCENT
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)(3)    OF CLASS(2)
------------------------------------------------------------------------------
Virgis W. Colbert                             1,403                  *
--------------------------------------------------------------------------------
Purdy Crawford                                6,355                  *
--------------------------------------------------------------------------------
Joseph C. Farrell                             6,113                  *
--------------------------------------------------------------------------------
David R. Goode                                2,893                  *
--------------------------------------------------------------------------------
Paul A. Ormond                                3,013                  *
--------------------------------------------------------------------------------
John P. Reilly                                4,273                  *
--------------------------------------------------------------------------------
William R. Timken, Jr.                        5,003                  *
--------------------------------------------------------------------------------
Darryl F. Allen(3)                          347,477                  1%
--------------------------------------------------------------------------------
     Chairman of the Board, President
     and Chief Executive Officer of
     Aeroquip-Vickers
William R. Ammann(3)                        102,605                  *
--------------------------------------------------------------------------------
     Vice President - Administration and
     Treasurer of Aeroquip-Vickers
James E. Kline(3)                            42,821                  *
--------------------------------------------------------------------------------
     Vice President and General Counsel
     of Aeroquip-Vickers
David M. Risley(3)                           76,616                  *
--------------------------------------------------------------------------------
     Vice President - Finance and Chief
     Financial Officer of Aeroquip-Vickers
Howard M. Selland(3)                        108,679                  *
--------------------------------------------------------------------------------
     Executive Vice President of
     Aeroquip-Vickers and President of
     Aeroquip Corporation
All Directors and Executive
Officers as a Group (18 persons)            858,270                  3%(4)
--------------------------------------------------------------------------------

*Indicates beneficial ownership of less than 1.0%

     (1) Each director and named executive officer has sole voting and dispositive power with respect to all Common Shares indicated except that (i) 5,727 shares listed for Darryl F. Allen are held by Mr. Allen's wife, and (ii) 450 shares listed for Darryl F. Allen are held by one of Mr. Allen's children, who resides with Mr. Allen; Mr.
          Allen has disclaimed beneficial ownership of such shares.

     (2) Each director and named executive officer, other than Mr. Allen, owns less than 1% of the outstanding Aeroquip-Vickers common Shares as of February 28, 1999.

     (3) A portion of the total for the named executive officers and the group includes Aeroquip-Vickers common shares that could be acquired within 60 days following February 28, 1999 through the exercise of stock options: 260,000 common shares for Darryl F. Allen; 78,000 common shares for William R. Ammann; 30,333 common shares for James E. Kline; 58,000 common shares for David M. Risley; 85,000 common shares for Howard M. Selland; and 628,233 Common Shares for all executive officers included in the group of directors and executive officers. Two hundred three shares of restricted stock issued pursuant to the Non-employee Directors' Stock Award Plan have been included in the total for each director. The restrictions on these shares lapsed upon the filing of the preliminary proxy statement on February 12, 199. These 1,421 shares are also included in the group total.

     (4) For the purpose of computing the percent of class, the Aeroquip-Vickers common shares for which all directors and executive officers as a group may acquire beneficial ownership within 60 days following February 28, 1999, through the exercise of stock options, are deemed to be outstanding.

ITEM 13.  Certain Relationships and Related Transactions.
-------
       None.

                                     PART IV
                                     -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------
(a)  The following documents are filed as a part of this report.

          (1) The following consolidated financial statements of Aeroquip-Vickers and its subsidiaries are filed as part of this report.

    Report of Ernst & Young LLP, Independent Auditors

    Statement of Income - Years ended December 31, 1998, 1997 and 1996

    Statement of Financial Position - December 31, 1998 and 1997

    Statement of Cash Flows - Years ended December 31, 1998, 1997 and 1996

    Statement of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

    Notes to Financial Statements - December 31, 1998

          (2) The following consolidated financial statement schedule of Aeroquip-Vickers and its subsidiaries is filed under Item 14(d):

    SCHEDULE                                                           PAGE(S)
    --------                                                           -------
    Schedule II - Valuation and qualifying accounts                     63-65

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

 EXHIBIT
 NUMBER
--------

(3)-1     Amended Code of Regulations (amended April 21, 1988), filed as Exhibit
          (3)-1 to Form 10-K filed on March 19, 1998

(4)-1 Rights Agreement, dated February 7, 1999, between Aeroquip-Vickers, Inc. and First Chicago Trust Company of New York filed as Exhibit 4.1 to Form 8-A filed on December 22, 1998

(4)-2 Indenture, dated as of May 1, 1996, between Aeroquip-Vickers, Inc. and the First National Bank of Chicago (as successor in interest to NBD
          Bank) filed as Exhibit 4.1 to Form S-3 filed on August 29, 1997

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

(4)-5 Form of Fixed Rate Notes, filed as Exhibit (4)-1(b) to Form 8-K filed April 25, 1997

(4)-6 Form of Floating Rate Notes, filed as Exhibit (4)-2(b) to Form 8-K filed April 25, 1997

(4)-7 Form of Fixed Rate Notes, filed as Exhibit (4)-1(a) to Form 8-K filed on October 2, 1997

(4)-8 Form of Floating Rate Notes, filed as Exhibit (4)-1(b) to Form 8-K filed on October 2, 1997

*(10)-1 Aeroquip-Vickers, Inc. 1987 Stock Option Plan, filed as Exhibit (10)-1 to Form 10-K filed on March 19, 1998

*(10)-2 Change in Control Severance Agreement for Chief Executive Officer, filed as Exhibit (10)-1 to Form 10-Q filed on August 11, 1998

*(10)-3 Change in Control Severance Agreement for Executive Officers, filed as Exhibit (10)-2 to Form 10-Q filed on August 11, 1998 (the Agreements executed by the Company and various executive officers of the Company are identical in all respects to the form of Agreement filed as Exhibit (10)-2 except as to differences in the identity of the officers, the dates of execution, the identity of the employer of the executive [operating subsidiary or parent corporation], and as to other variations directly necessitated by said differences)

*(10)-4 Change in Control Severance Agreement for other executives, filed as Exhibit (10)-3 to Form 10-Q filed on August 11, 1998 (the Agreements executed by the Company and various other executives of the Company are identical in all respects to the form of Agreement filed as Exhibit (10)-3 except as to differences in the identity of the executives and the dates of execution, and as to other variations directly necessitated by said differences)

*(10)-5 Aeroquip-Vickers, Inc. 1994 Stock Incentive Plan, filed as Appendix A to the proxy statement for the annual meeting held on April 21, 1994

*(10)-6 Aeroquip-Vickers 1989 Non-Employee Directors' Equity Plan, filed as Exhibit (10)-12 to Form 10-K filed on March 18, 1994

*(10)-7 Aeroquip-Vickers, Inc. Plan for Optional Deferment of Directors' Fees (amended and restated effective April 1, 1995), filed as Exhibit
          (10)-8 to Form 10-K filed March 20, 1995

*(10)-8 Aeroquip-Vickers, Inc. Directors' Retirement Plan (amended and restated effective January 1, 1998), filed as Exhibit 4(c) to Form S-8 filed May 7, 1998

*(10)-9 Aeroquip-Vickers, Inc. Voluntary Deferred Compensation Plan (effective April 1, 1995), filed as Exhibit (10)-11 to Form 10-K filed March 20, 1995

*(10)-10 Aeroquip-Vickers, Inc. Supplemental Benefit Plan (amended and restated effective January 1, 1995), filed as Exhibit (10)-10 to Form 10-Q filed August 10, 1995

*(10)-11 Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan, filed as Appendix A to the proxy statement for the annual meeting of shareholders held on April 16, 1998

*(10)-12 Aeroquip-Vickers, Inc. Non-Employee Directors' Stock Award Plan, filed as Appendix B to the proxy statement for the annual meeting of shareholders held on April 16, 1998

(99)-1 Aeroquip-Vickers, Inc. Directors' Charitable Award Program, filed as Exhibit (99(i))-2 to Form 10-K filed on March 18, 1994

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

(3)-2     Amended Articles of Incorporation (amended December 10, 1998)

(12)      Statement re: Computation of Ratios

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Auditors

(24)      Powers of Attorney

(27)      Financial Data Schedule

(27)-1    Financial Data Schedule - 1998 Restated

(b) Aeroquip-Vickers filed current reports on Form 8-K on December 22, 1998, February 2, 1999 and February 12, 1999, which are incorporated by reference hereunder.

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

AEROQUIP-VICKERS, INC. (Registrant)

By: /s/ DARRYL F. ALLEN
   --------------------------------
Darryl F. Allen
Director, Chairman of the Board,
President and Chief Executive Officer

Date:  March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DARRYL F. ALLEN
---------------------------------------
Darryl F. Allen                 3/26/99
Director, Chairman of the       (Date)
Board, President and Chief
Executive Officer
(Principal Executive Officer)

/s/ DAVID M. RISLEY
---------------------------------------
David M. Risley                 3/26/99
Vice President - Finance        (Date)
and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY R. PAPP
---------------------------------------
Gregory R. Papp                 3/26/99
Corporate Controller
(Principal Accounting Officer)

VIRGIS W. COLBERT*
---------------------------------------
Virgis W. Colbert*              3/26/99
Director                        (Date)

PURDY CRAWFORD*
---------------------------------------
Purdy Crawford*                 3/26/99
Director                        (Date)


JOSEPH C. FARRELL*
---------------------------------------
Joseph C. Farrell*              3/26/99
Director                        (Date)


DAVID R. GOODE*
---------------------------------------
David R. Goode*                 3/26/99
Director                        (Date)


PAUL A. ORMOND*
---------------------------------------
Paul A. Ormond*                 3/26/99
Director                        (Date)


JOHN P. REILLY*
---------------------------------------
John P. Reilly*                 3/26/99
Director                        (Date)


WILLIAM R. TIMKEN, JR.*
---------------------------------------
William R. Timken, Jr.*         3/26/99
Director                        (Date)





*By James E. Kline, Attorney-in-fact

/s/ JAMES E. KLINE
------------------------------------------
James E. Kline                     3/26/99
Vice President and General Counsel  (Date)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.

----------------------------------------------------------------------------------------------------------------------------
              COL. A                    COL. B                    COL. C                        COL. D        COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS

                                     BALANCE AT           (1)                  (2)                              BALANCE
   DESCRIPTION                       BEGINNING      CHARGED TO COSTS     CHARGED TO OTHER       DEDUCTIONS     AT END OF
                                     OF PERIOD        AND EXPENSES       ACCOUNTS-DESCRIBE        DESCRIBE      PERIOD
----------------------------------------------------------------------------------------------------------------------------
                                                         (In Thousands)

YEAR ENDED DECEMBER 31, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts        $ 14,701       $  4,770             $      -            $  4,632 -A    $ 14,839

  Deferred tax valuation allowance          6,816          7,927                    -              (1,810)-B      12,969
                                                                                                       36 -C



Note A - Doubtful accounts charged off, net of recoveries
Note B - Effect of expiration of operating loss carryforward
Note C - Currency translation adjustments

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.

---------------------------------------------------------------------------------------------------------------------------
              COL. A                    COL. B                         COL. C                        COL. D      COL. E
---------------------------------------------------------------------------------------------------------------------------
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
   DESCRIPTION                          BEGINNING     CHARGED TO COSTS       CHARGED TO OTHER       DEDUCTIONS    AT END OF
                                        OF PERIOD       AND EXPENSES         ACCOUNTS-DESCRIBE       DESCRIBE      PERIOD

---------------------------------------------------------------------------------------------------------------------------
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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             AEROQUIP-VICKERS, INC.

---------------------------------------------------------------------------------------------------------------------------
              COL. A                    COL. B                         COL. C                        COL. D      COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS

                                        BALANCE AT          (1)                    (2)                             BALANCE
   DESCRIPTION                          BEGINNING     CHARGED TO COSTS       CHARGED TO OTHER       DEDUCTIONS    AT END OF
                                        OF PERIOD       AND EXPENSES         ACCOUNTS-DESCRIBE       DESCRIBE      PERIOD
---------------------------------------------------------------------------------------------------------------------------
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







Note A - Doubtful accounts charged off, net of recoveries
Note B - Currency translation adjustments



EXHIBIT INDEX

EXHIBIT                                                                        PAGE(S)
-------                                                                        -------


(3)-1            Amended Code of Regulations (amended April 21, 1988)        Incorporated
                 filed as Exhibit (3)-1 to Form 10-K filed on                by Reference
                 March 19, 1998

(3)-2            Amended Articles of Incorporation (amended                       69
                 December 10, 1998)

(4)-1            Rights Agreement, dated February 7, 1999, between           Incorporated
                 Aeroquip-Vickers, Inc. and First Chicago Trust              by Reference
                 Company of New York filed as Exhibit 4.1 to
                 Form 8-A filed on December 22, 1998

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

(4)-5            Form of Fixed Rate Notes, filed as Exhibit (4)-1(b)         Incorporated
                 to Form 8-K filed April 25, 1997                            by Reference

(4)-6            Form of Floating Rate Notes, filed as Exhibit               Incorporated
                 (4)-2(b) to Form 8-K filed April 25, 1997                   by Reference

(4)-7            Form of Fixed Rate Notes, filed as Exhibit (4)-1(a)         Incorporated
                 to Form 8-K filed on October 2, 1997                        by Reference

(4)-8            Form of Floating Rate Notes, filed as Exhibit               Incorporated
                 (4)-1(b) to Form 8-K filed on October 2, 1997               by Reference

(10)-1           Aeroquip-Vickers, Inc. 1987 Stock Option Plan,              Incorporated
                 filed as Exhibit (10)-1 to Form 10-K filed on               by Reference
                 March 24, 1998

(10)-2           Change in Control Severance Agreement for Chief             Incorporated
                 Executive Officer, filed as Exhibit (10)-1 to               by Reference
                 Form 10-Q filed on August 11, 1998

(10)-3           Change in Control Severance Agreement for Executive         Incorporated
                 Officers, filed as Exhibit (10)-2 to Form 10-Q              by Reference
                 filed on August 11, 1998 (the Agreements executed
                 by the Company and various executive officers of
                 the Company are identical in all respects to the
                 form of Agreement filed as Exhibit (10)-2 except
                 as to differences in the identity of the officers,
                 the dates of execution, the identity of the employer
                 of the executive [operating subsidiary or parent
                 corporation], and as to other variations directly
                 necessitated by said differences)



(10)-4           Change in Control Severance Agreement for other                 Incorporated
                 executives, filed as Exhibit (10)-3 to Form 10-Q                by Reference
                 filed on August 11, 1998 (the Agreements executed
                 by the Company and various other executives of the
                 Company are identical in all respects to the form
                 of Agreement filed as Exhibit (10)-3 except as to
                 differences in the identity of the executives and
                 the dates of execution, and as to other variations
                 directly necessitated by said differences)

(10)-5           Aeroquip-Vickers, Inc. 1994 Stock Incentive Plan,               Incorporated
                 filed as Appendix A to the proxy statement for the              by Reference
                 annual meeting held on April 21, 1994

(10)-6           Aeroquip-Vickers 1989 Non-Employee Directors'                   Incorporated
                 Equity Plan, filed as Exhibit (10)-12 to Form 10-K              by Reference
                 filed on March 18, 1994

(10)-7           Aeroquip-Vickers, Inc. Plan for Optional Deferment              Incorporated
                 of Directors' Fees (amended and restated effective              by Reference
                 April 1, 1995), filed as Exhibit (10)-8 to Form 10-K
                 filed March 20, 1995

(10)-8           Aeroquip-Vickers, Inc. Directors' Retirement Plan               Incorporated
                 (amended and restated effective January 1, 1998),               by Reference
                 filed as Exhibit 4(c) to Form S-8 filed May 7, 1998

(10)-9           Aeroquip-Vickers, Inc. Voluntary Deferred                       Incorporated
                 Compensation Plan (effective April 1, 1995), filed              by Reference
                 as Exhibit (10)-11 to Form 10-K filed March 20, 1995

(10)-10          Aeroquip-Vickers, Inc. Supplemental Benefit Plan                Incorporated
                 (amended and restated effective January 1, 1995),               by Reference
                 filed as Exhibit (10)-10 to Form 10-Q filed
                 August 10, 1995

(10)-11          Aeroquip-Vickers, Inc. 1998 Stock Incentive Plan,               Incorporated
                 filed as Appendix A to the proxy statement for                  by Reference
                 the annual meeting of shareholders held on
                 April 16, 1998

(10)-12          Aeroquip-Vickers, Inc. Non-Employee Directors'                  Incorporated
                 Stock Award Plan, filed as Appendix B to the proxy              by Reference
                 statement for the annual meeting of shareholders
                 held on April 16, 1998

(12)             Statement re:  Computation of Ratios                                 81

(21)             Subsidiaries of the Registrant                                       82

(23)             Consent of Independent Auditors                                      83

(24)             Power of Attorney                                                    84

(27)             Financial Data Schedule                                              85

(27)-1           Financial Data Schedule - 1998 Restated                              86

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
